Form 10-Q
period 1999-06-30
IXNET INC
filed 1999-09-27
CIK 1086606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                        Commission file number 000-26959


                                   IXNET, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE
(State or other jurisdiction of                            13-4060000
 incorporation or organization)                (IRS Employer Identification No.)


              WALL STREET PLAZA, 88 PINE STREET, NEW YORK, NY 10005
               (Address of principal executive offices) (Zip Code)

                                 (212) 412-6400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes          No    X
                                -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock          Number of Shares Outstanding, August 31, 1999
    ---------------------          ---------------------------------------------

       $0.01 par value                               50,575,000

                                   IXNET, INC.


                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
          Consolidated and Combined Balance Sheets at June 30, 1999 and
             September 30, 1998..........................................................................1

          Consolidated and Combined Statements of Operations for the Three and Nine Months
             ended June 30, 1999 and 1998................................................................2

          Consolidated and Combined Statements of Cash Flows for the Nine months ended
             June 30, 1999 and 1998......................................................................3

          Notes to Consolidated and Combined Financial Statements........................................4

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................7

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.....................................16

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................17

Item 2.   Changes in Securities and Use of Proceeds.....................................................17

Item 3.   Defaults Upon Senior Securities...............................................................17

Item 4.   Submission of Matters to a Vote of Security Holders...........................................17

Item 5.   Other Information.............................................................................17

Item 6.   Exhibits and Reports on Form 8-K..............................................................18

          Signatures....................................................................................20

                                   IXNET, INC.

              CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited)

                (Amounts in thousands, except per share amounts)

                                                                                June 30,         September 30,
                                                                                  1999               1998
                                                                                  ----               ----
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                                   $   1,554          $  1,255
   Trade receivables, less allowance for doubtful accounts of
      $1,281 and $621, respectively                                               16,312             9,844
   Prepaid expenses and other current assets                                       4,182             2,707
                                                                               ---------          --------
              Total current assets                                                22,048            13,806

Property, plant and equipment, less accumulated depreciation of
  $19,508 and $10,719, respectively                                               53,683            36,351
Goodwill, net                                                                     50,324             9,023
Other assets                                                                       1,996             1,152
                                                                               ---------          --------
              Total assets                                                     $ 128,051          $ 60,332
                                                                               =========          ========

                                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                             $  12,121          $  7,028
  Accrued liabilities                                                             16,252             9,007
  Current portion of capital leases                                                7,166             4,057
  Current portion of notes payable                                                 4,938                 -
                                                                               ---------          --------
              Total current liabilities                                           40,477            20,092

 Notes payable to parent                                                          41,207            43,629
 Lease obligations, net of current portion                                        14,310            11,570
 Notes payable, net of current portion                                             4,658                 -
                                                                               ---------          --------
              Total liabilities                                                  100,652            75,291

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock - $0.01 per share par value, authorized 100,000,000 shares;
     43,100,000 shares issued and outstanding                                        431               431
  Paid-in capital                                                                136,454            33,830
  Accumulated deficit                                                            (90,386)          (49,709)
  Deferred compensation                                                          (18,501)                -
  Cumulative translation adjustment                                                 (599)              489
                                                                               ---------          --------
              Total stockholder's equity (deficit)                                27,399           (14,959)
                                                                               ---------          --------
              Total liabilities and stockholder's equity (deficit)             $ 128,051          $ 60,332
                                                                               =========          ========


          See Notes to Consolidated and Combined Financial Statements.

                                   IXNET, INC.

         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (unaudited)

                (Amounts in thousands, except per share amounts)

                                                                 Three months ended                 Nine months ended
                                                                      June 30,                           June 30,
                                                                      --------                           --------
                                                                 1999          1998                 1999          1998
                                                                 ----          ----                 ----          ----
Revenue                                                        $ 20,038      $ 9,917             $ 52,649      $ 25,235
Cost of revenue (exclusive of depreciation and
   amortization shown separately below)                          20,093        9,439               51,027        24,852
Sales and marketing expense                                       3,377        2,247                8,255         5,460
General and administrative expense                                2,078        1,472                4,893         3,803
Depreciation and amortization                                     5,297        2,692               14,805         5,616
Special charge                                                        -        1,350                    -         1,350
Stock compensation charge                                         7,881            -                7,881             -
                                                               --------      -------             --------      --------
           Loss from operations                                 (18,688)      (7,283)             (34,212)      (15,846)
Interest expense, net                                            (1,792)        (916)              (6,112)       (2,437)
Other income (expense), net                                         235           (2)                 224             1
                                                               --------      -------             --------      --------
           Loss before provision for income taxes               (20,245)      (8,201)             (40,100)      (18,282)
Provision for income taxes                                          319          143                  577           318
                                                               --------      -------             --------      --------
           Net loss                                            $(20,564)     $(8,344)            $(40,677)     $(18,600)
                                                               ========      =======             ========      ========
Basic and diluted loss per share                               $  (0.48)     $ (0.19)             $ (0.94)     $  (0.43)
                                                               ========      =======             ========      ========
Basic and diluted weighted average number of
    shares outstanding                                           43,100       43,100               43,100        43,100
                                                               ========      =======             ========      ========










          See Notes to Consolidated and Combined Financial Statements.

                                   IXNET, INC.

         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          Nine months ended
                                                                                               June 30,
                                                                                               --------
                                                                                           1999        1998
                                                                                           ----        ----
Cash flows from operating activities:
        Net loss                                                                        $ (40,677)   $ (18,600)
        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                               9,347        5,172
                Amortization of goodwill                                                    5,458          444
                Provision for doubtful accounts                                             1,093          772
                Deferred compensation charge                                                7,881            -
                Changes in operating assets and liabilities:
                    Trade receivables                                                      (4,078)      (2,025)
                    Prepaid expenses and other assets                                      (1,350)       1,730
                    Accounts payable and accrued liabilities                                1,801        5,226
                                                                                        ---------    ---------
              Net cash used in operating activities                                       (20,525)      (7,281)
                                                                                        ---------    ---------
Cash flows from investing activities:
         Capital expenditures                                                             (12,481)     (11,109)
         Acquisition of Saturn, net of cash acquired                                      (34,713)
                                                                                        ---------    ---------
              Net cash used in investing activities                                       (47,194)     (11,109)
                                                                                        ---------    ---------
  Cash flows from financing activities:
          Financings from parent, net                                                      70,578       12,297
          Capital contributed from tax utilization                                          3,242        8,149
          Principal payments on capital leases                                             (3,366)      (2,171)
          Repayment of notes payable                                                       (1,348)
                                                                                        ---------    ---------
               Net cash provided by financing activities                                   69,106       18,275
                                                                                        ---------    ---------
  Effect of exchange rate changes on working capital                                       (1,088)         243
                                                                                        ---------    ---------
  Net increase in cash                                                                        299          128
  Cash and cash equivalents, beginning of period                                            1,255          525
                                                                                        ---------    ---------
  Cash and cash equivalents, end of period                                              $   1,554    $     653
                                                                                        =========    =========
  Cash paid during the period for-
          Interest                                                                      $   5,577    $   2,404
  Non-cash investing and financing activities-
          Capital contributed by parent:
                  Acquisition of remaining 20% of International Exchange Networks, Ltd.         -        4,800
                  Acquisition of MXNet Inc., net of cash acquired                               -        6,660
                  Capitalization of note payable to parent                                 73,000            -
          Capital lease obligations entered into during the period                          9,215        5,054

       Deferred compensation in connection with grants of stock options                    26,382            -
       Working capital adjustment in connection with Saturn acquisition                     1,862            -
       Goodwill adjustment in connection with Saturn acquisition                              400            -
  Acquisition of Saturn:
          Fair value of assets acquired                                                 $  58,456    $       -
          Less: Fair value of liabilities assumed and note issued                          23,743            -
                                                                                        ---------    ---------
          Acquisition of Saturn, net of cash acquired                                   $  34,713    $       -
                                                                                        =========    =========



          See Notes to Consolidated and Combined Financial Statements.

                                   IXNET, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)


1.       BACKGROUND AND BASIS OF PRESENTATION

         IXnet, Inc. ("IXnet" or the "Company") provides communications services tailored to the specialized needs of the worldwide financial services community. The Company established and operates an extranet, a global network connecting members of the financial services community as well as multiple offices within the same firm. The Company's services include globally available services consisting of managed voice and data services, switched voice communications and content hosting and distribution of news, research, analytics and market data.

         In connection with the Company's initial public offering, IXnet was incorporated in Delaware on May 4, 1999, as a wholly owned subsidiary of IPC Information Systems, Inc. ("IPC"), with 2,000 shares of common stock, par value $.01 per share, authorized. 1,000 shares were issued to IPC. Effective July 1, 1999, the Company amended its certificate of incorporation to increase its authorized shares to 100,000,000. On June 30, 1999, the Company declared a 43,100 for one stock split effective July 1, 1999, resulting in 43,100,000 shares issued and outstanding.

         On May 4, 1999, IPC contributed 100% of the outstanding common stock of International Exchange Networks, Ltd. ("IEXN") to the Company.

         IEXN was incorporated in Delaware on March 8, 1993, with 10,000 shares of common stock, par value $.01 per share, authorized. On June 23, 1995, IPC acquired 2,280 shares of IEXN (80% of the outstanding common stock after the acquisition) and acquired the remaining 560 shares outstanding on April 30, 1998. On March 31, 1999, IPC contributed $73.0 million of IEXN's then outstanding note payable to IPC into IEXN's paid-in capital.

         MXNet, Inc. (MXNet") was incorporated in Delaware on May 24, 1996, as a wholly owned subsidiary of National Discount Brokers Group, Inc. with 3,000 shares of common stock, par value $.01 per share, authorized. On February 13, 1998, IPC acquired the outstanding common stock of MXNet, which was contributed to IEXN on May 12, 1999.

         The financial statements present the consolidated financial position, results of operations and cash flows of IEXN and its subsidiaries combined with the financial position, results of operations, changes in stockholders' deficit and cash flows of MXNet as of and for the periods that they were under common control. Additionally, the financial statements present the issued and outstanding shares of IXnet as if they had been in place for all periods presented. The financial statements include certain corporate expenses incurred by IPC that have been charged to the Company on a direct or allocated basis. Management believes these allocations are reasonable.

         In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate inter-company elimination adjustments) for a fair presentation of the financial position of IXnet, Inc. as of June 30, 1999, and the results of its operations for the three and nine months ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles, commonly referred to as GAAP, for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with IXnet's audited financial statements and notes thereto for the year ended September 30, 1998, as included in IXnet's registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 1999.

         The financial statements as of June 30, 1999 and 1998, and for the periods ended June 30, 1999 and 1998, combine the historical financial information of IEXN and its consolidated subsidiaries with the historical financial information of MXNet from the date of both acquisitions. Intercompany balances and transactions within and between IEXN and MXNet have been eliminated.

2.       COMPREHENSIVE LOSS

         Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive loss includes net loss and foreign currency translation adjustments.

         The Company's total comprehensive loss for the nine months ended June 30, 1999 and 1998 was as follows (in thousands):

                                             Nine months ended
                                                  June 30,
                                                  --------
                                       1999                     1998
                                       ----                     ----

Net loss                             ($40,677)                ($18,600)
Translation adjustment                 (1,088)                     243
                                     --------                 --------
Total comprehensive loss             ($41,765)                ($18,357)
                                     ========                 ========

3.       ACQUISITIONS

     IEXN

         During June 1995, IPC acquired an 80% interest in IEXN for $5.5 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $1.3 million of goodwill. Under the initial acquisition agreement, the Company is obligated to pay additional consideration to former shareholders using a formula based upon operating results of IPC and IXnet and IPC's market capitalization through the second, third or fourth quarters of fiscal 2000. Based upon data as of June 30, 1999, the Company's obligation calculated under this agreement is not material. On April 30, 1998, IPC acquired the remaining 20% interest in IEXN held by two management shareholders in exchange for 457,140 shares of IPC common stock, valued at $4.8 million based upon the IPC closing share price on that date. The acquisition of the remaining interest was accounted for using the purchase method of accounting and resulted in $4.8 million of goodwill.

     MXNET

         In February 1998, IPC acquired, by the issuance of a promissory note in the amount of $6.7 million, all of the issued and outstanding common stock of MXNet, a wholly-owned subsidiary of National Discount Brokers Group, Inc. The promissory note plus accrued interest was paid on April 8, 1998. This acquisition was accounted for using the purchase method of accounting and resulted in $5.5 million of goodwill.

     SATURN GLOBAL NETWORK SERVICES HOLDINGS LTD.

         On December 18, 1998, the Company acquired all of the issued and outstanding common shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls"). The purchase price included the payment of cash in the amount of $35.7 million (paid by the

Company through borrowings from IPC) and the issuance by the Company of a promissory note, guaranteed by IPC, in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years (the "Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25% (the "Saturn Note").

         Saturn, a UK holding company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has an established business of selling managed premium grade voice and data communication services to the financial community. The acquisition was accounted for using the purchase method of accounting and resulted in $49.2 million of goodwill.

4.       STOCK COMPENSATION CHARGE

         In May 1999, IXnet recorded $26.4 million in non-cash deferred stock compensation reflecting the issuance by the Company of options to purchase 6,530,184 shares of common stock of IXnet at $13.96 per share. The deferred stock compensation is based upon the deemed fair market value of IXnet's common stock and the exercise price of such options issued on the date of grant. Approximately $7.9 million of deferred stock compensation is included as expense for the three and nine months ended June 30, 1999. The remaining deferred compensation will be amortized over 4 years, the vesting period of the options. In addition, certain of these options may be treated as variable options and may result in additional compensation expense in future periods.

5.       IPC'S REVOLVING CREDIT FACILITY

         Historically, IPC has funded IXnet's operations through cash flow and through borrowings under a revolving credit facility. On June 21, 1999, IPC amended and restated its revolving Credit Facility to provide for a Working Capital Facility of $45 million and a $20 million Term Loan. In addition, certain terms relating to eligibility of receivables under the Working Capital Facility were changed to increase the availability. The amendment and restatement also provides for a pledge by IPC of IXnet common stock and certain additional financial covenants including a leverage ratio and fixed charge ratio. All of IXnet's real and personal property are pledged as collateral under IPC's revolving credit agreement, and IXnet and its subsidiaries are guarantors.

6.       SUBSEQUENT EVENTS

         On August 12, 1999, IXnet completed its initial public offering of 6,500,000 shares at a price of $15 per share. On August 30, 1999, the underwiters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share. Total proceeds received by IXnet net of commissions were approximately $104,500,000. The proceeds of the IPO are to be used to finance the continued expansion of IXnet's telecommunications network and for possible acquisitions, strategic alliances, or investments in IXnet's business.

         On September 24, 1999, the Company entered into a strategic agreement including the license of certain software products to enhance its network intelligence. The $20 million purchase price consists of approximately $10 million in cash and 500,000 shares of IXnet common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         IXnet is a leading provider of communications services to the worldwide financial services community. We have built and operate a global seamless communications network connecting financial services firms and their business partners, as well as multiple offices within the same firm. We refer to this network as our Extranet. Through our Extranet, our customers obtain highly reliable, secure and fully managed voice and data connectivity without having to access multiple disparate public networks or rely on multiple customer service organizations.

         In 1995, we began building our Extranet and offering voice and data services. We funded the initial construction of our Extranet, including capital expenditures and working capital, through inter-company investments and loans provided by our parent, IPC. As of June 30, 1999, our Extranet was comprised of two network operations centers, three data centers, 73 points of presence, more than 1,000 customer access nodes placed on customer premises and high capacity bandwidth facilities. Our Extranet connects over 500 customers in financial centers in 34 countries around the world, including New York, Chicago, Toronto, London, Frankfurt, Paris, Zurich, Hong Kong, Tokyo, Sydney and Singapore.

         We provide services tailored to meet the specialized needs of the financial services community, including managed voice and data services, virtual private network services and fully outsourced network solutions. In addition, we aggregate, host and distribute financially oriented content, such as news, research, analytics and market data, for information service providers.

         We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of June 30, 1999, we had an accumulated deficit of approximately $90.4 million. We expect to substantially increase our expenditures and operating expenses as we continue the buildout of our Extranet. We expect to incur substantial operating losses, net losses, and negative cash flow during the network buildout and as we penetrate each new market during the foreseeable future.

         On August 12, 1999, IXnet completed its initial public offering of 6,500,000 shares at price of $15 per share. On August 30, 1999, the underwiters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share. IXnet has 50,575,000 shares of common stock outstanding, of which 43,100,000 shares are owned by IPC.

         Total proceeds received by IXnet net of commissions were approximately $104,500,000. The proceeds of the IPO are to be used to finance the continued expansion of IXnet's telecommunications network and for possible acquisitions, strategic alliances, or investments in IXnet's business.

         On September 24, 1999, we entered into a strategic agreement including the license of certain software products to enhance its network intelligence. The $20 million purchase price consists of approximately $10 million in cash and 500,000 shares of IXnet common stock.

COMPONENTS OF REVENUES

         We offer a full range of services to meet the needs of our customers, including the following voice and data communications services:

          o Premium voice--dedicated private voice lines connecting financial firms globally;
          o    Managed bandwidth--fully managed dedicated bandwidth facilities;
          o Outsourcing--end-to-end management of a customer's entire communications network;
          o    Switched voice--high quality voice communications services;
          o Shared internet protocol--network delivery and hosting of third party market data, research, analytics, news and other trading information to the desktop, also known as our Liquidity service; and
          o Frame relay--dedicated transport of facilitated data applications.

         We currently derive a majority of our revenues from sales of premium voice, managed bandwidth and outsourcing services, and to a lesser extent switched voice, shared internet protocol and other services. Our services are billed on a monthly basis in advance of customer utilization, except for switched voice services, which are billed monthly after service is provided. Revenue is recorded as services are provided.

     PRICING POLICIES

         Rates for our premium voice, managed bandwidth and frame relay services are determined by geographic location and bandwidth utilization. For frame relay service, there is frequently an additional pricing component for optional telecommunications equipment deployed on customers' premises. These fees may be adjusted for customer volume commitments and term of contract.

         The primary components of pricing for switched voice are duration of call and geographic location, which may be adjusted for customer volume commitment, term of contract and connections to an on-net customer.

         Rates for our outsourcing service are determined by geographic location, bandwidth utilization, telecommunications equipment deployed on the customers' premises, level of service requested and any custom requirements. The rate may be adjusted for customer volume commitments and term of contract.

         The components of pricing shared internet protocol may include the following charges paid by content providers:

          o       an access fee to connect to our Extranet;
          o       a fee to deliver service to end-users; and
          o fees associated with housing of equipment and customer application support.

         The access and delivery fees are determined by geographic location and bandwidth utilization. The hosting fee is determined by amount of space and level of required service. The other component of pricing, paid either by the end-user or the content provider, is a fee for end-user access to our Extranet. This fee is determined by geographic location and bandwidth utilization and may be adjusted for volume commitment and term of contract. The Company also expects to charge sub-licensing fees in connection with the use of licensed software for the delivery of content over our network.

     LONG TERM AGREEMENTS

         The terms of our sales agreements typically range from one to five years and are determined based on the level of service requested. Customers who outsource their entire network needs to us tend to have longer term agreements, up to five years. Our ability to obtain fixed term agreements from our customers provides us with a certain level of predictability as to revenue generation. We continue to penetrate our customer base by marketing additional services to existing customers, adding new customer locations and renewing the term of our existing customer agreements. We also provide services to some of our customers on a month-to-month basis.

COMPONENTS OF COSTS AND EXPENSES

     COST OF REVENUE

         Cost of revenue consists primarily of leased local and long distance circuit costs, personnel and related operating expenses associated with network operations, customer support and field service support. Depreciation and amortization related to the cost of our network operations centers, points of presence, customer access nodes, and indefeasible rights to use cable and fiber optic lines, are included in depreciation and amortization expense. The increase in these expenses relates primarily to the expansion of our network and resulting increases in leased circuit, maintenance, personnel, facilities, and customer support costs. Although we expect that cost of revenue will continue to increase as our customer base increases, we anticipate that such expenses as a percentage of revenues will decrease over time. These expenses may be incurred prior to the realization of anticipated revenue. We intend to lease or buy higher capacity local and long distance circuits. As a result of these lease agreements and purchases, we expect to realize the associated benefits of lower unit costs as the use of our network increases. In addition, as revenues grow, we expect to realize economies of scale associated with a relatively fixed operating infrastructure.

     SALES AND MARKETING EXPENSE

         Sales and marketing expense consists primarily of personnel costs, commissions, bad debt, travel and entertainment, marketing and advertising. We market our services to the financial services community primarily through our direct salesforce. We intend to significantly expand our salesforce within the U.S., Europe and the Asia/Pacific region over the next 12 to 18 months through the hiring of highly motivated personnel who have backgrounds in network services or experience with the specialized communication needs of the financial services community. Although we compensate our salesforce employees, in part, on a commission basis, hiring, training, integrating and retaining these new hires requires substantial expenditures in advance of any revenue realization that may arise from the sales efforts of new hires. We estimate that an average of three months elapses between the hiring of a new sales employee and the realization of recognizable productivity, and approximately another two months elapses before any significant revenues result. We expect that sales and marketing expenses will increase in the future as we expand our sales and marketing staffs to keep pace with our rapid growth both domestically and internationally but that such expenses will decrease over time as a percent of revenue.

     GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense consists primarily of salaries and occupancy costs for executive, financial, and management information systems personnel. Certain accounting and management information systems functions, human resources, legal, executive and administrative services have historically been performed under inter-company understandings, and will in the future be performed under an inter-company agreement with our parent, IPC. The related costs of providing such services have been, and will continue to be, allocated based upon the direct and indirect utilization of the specific services. Indirect expenses were allocated based upon the relation of our headcount to the combined headcount of us and IPC. We expect that general and administrative expenses will increase in the future as we expand our management and administrative staffs to keep pace with our rapid growth both domestically and internationally, but that such expenses will decrease over time as a percent of revenue.

     DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense includes the allocation of cost for property, plant and equipment and goodwill over their expected useful lives. Property, plant and equipment, excluding indefeasible rights of use and leasehold improvements, are depreciated over five years. The cost of indefeasible rights of use are amortized over the leased term, generally 20 to 25 years, leasehold improvements are amortized over the life of the lease term, generally five years, and goodwill is amortized over periods ranging from 2.25 to ten years.

     NETWORK EXPANSION

         Since the beginning of our operations, we have undertaken a program of developing and expanding our Extranet. We have made significant investments in network capacity and telecommunications equipment, including routers, customer access nodes, transmission electronics, switches, circuits and other equipment to produce a technologically advanced global extranet. Historically, a large portion of our network expense was associated with the development of our Extranet and was only undertaken based on customer demand. Subsequent to our initial public offering, we have begun to make greater network investments in certain strategic areas in anticipation of increased customer demand. Investments in customer access nodes and network capacity through acquisitions of indefeasible rights of use and the buildout of our points of presence will continue to represent significant capital expenditures over the next 12 months and are expected to be substantially above historical levels.

DEFERRED COMPENSATION

         During May 1999, our board of directors and our sole stockholder, IPC, approved the IXnet, Inc. 1999 Stock Option Plan (the "Plan"), authorizing the grant of options to purchase up to 7,053,409 shares of our common stock. At that time, options to purchase 6,530,184 shares were granted to employees, directors and others at an exercise price of $13.96 per share. Except for 1,763,352 options granted to our Chief Executive Officer which vested immediately, such options vest over four years. All such options become exercisable, to the extent then vested, 30 months from the date the Plan was adopted, subject to certain exceptions.

         In connection with this issuance of stock options, we have recorded deferred compensation in the aggregate amount of approximately $26 million, based upon the deemed fair market value of our common stock at the date of grant. Approximately $7.9 million of the deferred compensation has been expensed in our June 30, 1999 quarter, with the balance being amortized over the vesting period of the options. In addition, certain of these options may be treated as variable options and may result in additional deferred compensation expense in future periods as the value of our shares changes over the vesting period.

RESULTS OF OPERATIONS......

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

         REVENUE. Revenue was $20.0 million for the three months ended June 30, 1999, an increase of $10.1 million, or 102.1%, from $9.9 million for the three months ended June 30, 1998. Of this increase, $7.1 million related to revenues from Saturn, which we acquired in December 1998. The balance of the increase was primarily due to increased revenue from the growth in our overall customer base.

         COST OF REVENUE. Cost of revenue was $20.1 million for the three months ended June 30, 1999, an increase of $10.7 million, or 112.9%, from $9.4 million for the three months ended June 30, 1998. The increase was primarily due to increased leased circuit costs and, to a lesser extent, the increase in operations personnel. Leased circuit costs were $14.8 million for the three months ended June 30, 1999, an increase of $8.2 million, or 124.2%, from $6.6 million for the three months ended June 30, 1998. This increase was due to the expansion of our network points of presence, increased engineering support and the build out of the network ahead of revenue.

         SALES AND MARKETING EXPENSE. Sales and marketing expense was $3.4 million for the three months ended June 30, 1999, an increase of $1.1 million, or 50.3%, from $2.3 million for the three months ended June 30, 1998. This increase was primarily due to the growth in our sales force and related support personnel, from both internal growth and the Saturn acquisition.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $2.1 million for the three months ended June 30, 1999, an increase of $0.6 million, or 41.2%, from $1.5 million for the three months ended June 30, 1998. This increase was primarily due to an increase in the costs of certain shared administrative and general services provided by IPC, personnel costs related to internal growth and acquisitions, and, to a lesser extent, higher occupancy and professional fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $5.3 million for the three months ended June 30, 1999, an increase of $2.6 million, or 96.8%, from $2.7 million for the three months ended June 30, 1998. This increase was primarily due to the increase in property, plant and equipment in connection with the expansion of our network and the $1.2 million of amortization of goodwill associated with the Saturn acquisition.

         SPECIAL CHARGE. In April 1998, IPC completed a recapitalization. In connection with the recapitalization, certain IXnet employees received bonuses and payments in the aggregate amount of $1.4 million in consideration of the cancellation of their IPC stock options.

         STOCK COMPENSATION CHARGE. Stock compensation charge was $7.9 million for the three months ended June 30, 1999. During the quarter, $26.4 million was recorded in stockholders' equity as deferred compensation in connection with the grants of stock options. The balance of $18.5 million will be amortized over the remaining vesting period which is approximately 48 months.

         INTEREST EXPENSE, NET. Interest expense, net was $1.8 million for the three months ended June 30, 1999, an increase of $0.9 million, or 95.6%, from $0.9 million for the three months ended June 30, 1998. This increase was primarily due to higher average borrowings from IPC during the three months ended June 30, 1999 as compared to the 1998 period in order to fund the Saturn acquisition, losses from operations, debt service payments and capital expenditures. Also contributing to the increase in interest expense, net, were increased capital lease obligations related to certain network assets acquired. As a result of the $73.0 million contribution to paid-in capital of the then outstanding $98.5 million note payable to IPC as of June 30, 1999, and the completion of our initial public offering in August 1999, interest expense is expected to decrease in future periods.

         PROVISION FOR INCOME TAXES. The provision for income taxes consisted of foreign taxes. As of June 30, 1999, and September 30, 1998, we had federal net operating loss carryforwards of approximately $80.0 million and $50.0 million, respectively. These net operating loss carryforwards may be carried forward in varying amounts until 2013. In accordance with generally accepted accounting principles, we have provided a valuation allowance for the net deferred tax asset resulting from these carryforwards, since it is more likely than not we would not realize these benefits on a stand alone basis. However, under our tax sharing arrangement with IPC, we will be reimbursed by IPC to the extent that IPC receives a tax benefit related to the inclusion of our tax losses in the consolidated federal income tax return of IPC. Since we currently can not derive this tax benefit on a stand alone basis, these benefits are treated by us as a contribution to paid-in capital.

     COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 TO THE NINE MONTHS ENDED JUNE 30, 1998

         REVENUE. Revenue was $52.6 million for the nine months ended June 30, 1999, an increase of $27.4 million, or 108.6%, from $25.2 million for the nine months ended June 30, 1998. Of this increase, $15.7 million related to revenues from Saturn, which we acquired in December 1998. The balance of the increase was primarily due to increased revenue from the growth in our overall customer base.

         COST OF REVENUE. Cost of revenue was $51.0 million for the nine months ended June 30, 1999, an increase of $26.1 million, or 105.3%, from $24.9 million for the nine months ended June 30, 1998. The increase was primarily due to increased leased circuit costs and, to a lesser extent, the increase in operations personnel. Leased circuit costs were $30.9 million for the nine months ended June 30, 1999, an increase of $13.2 million, or 74.5%, from $17.7 million for the nine months ended June 30, 1998. This increase was due to the expansion of our points of presence, increased engineering support and the build out of the network ahead of revenue.

         SALES AND MARKETING EXPENSE. Sales and marketing expense was $8.3 million for the nine months ended June 30, 1999, an increase of $2.8 million, or 51.2%, from $5.5 million for the nine months ended June 30, 1998. This increase was primarily due to the growth in our sales force and related support personnel, from both internal growth and the Saturn acquisition.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $4.9 million for the nine months ended June 30, 1999, an increase of $1.1 million, or 28.7%, from $3.8 million for the nine months ended June 30, 1998. This increase was primarily due to an increase in the costs of certain shared administrative and general services provided by IPC, personnel costs related to internal growth and acquisitions, and, to a lesser extent, higher occupancy and professional fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $14.8 million for the nine months ended June 30, 1999, an increase of $9.2 million, or 163.6%, from $5.6 million for the nine months ended June 30, 1998. This increase was primarily due to the increase in property, plant and equipment in connection with the expansion of our network and the $2.9 million of amortization of goodwill associated with the Saturn acquisition.

         SPECIAL CHARGE. In April 1998, IPC completed a recapitalization. In connection with the recapitalization, certain IXnet employees received bonuses and payments in the aggregate of $1.4 million in consideration of the cancellation of their IPC stock options.

         STOCK COMPENSATION CHARGE. Stock compensation charge was $7.9 million for the nine months ended June 30, 1999. During the third quarter, $26.4 million was recorded in stockholders' equity as deferred compensation in connection with the grants of stock options. The balance of $18.5 million will be amortized over the remaining vesting period which is approximately 48 months.

         INTEREST EXPENSE, NET. Interest expense, net was $6.1 million for the nine months ended June 30, 1999, an increase of $3.7 million, or 150.8%, from $2.4 million for the nine months ended June 30, 1998. This increase was primarily due to higher average borrowings from IPC during the nine months ended June 30, 1999 as compared to the 1998 period in order to fund the Saturn acquisition, losses from operations, debt service payments and capital expenditures. Also contributing to the increase in interest expense, net, were increased capital lease obligations related to certain network assets acquired. As a result of the $73.0 million contribution to paid-in capital of the then outstanding $98.5 million note payable to IPC as of June 30, 1999, and the completion of our initial public offering in August 1999, interest expense is expected to decrease in future periods.

         PROVISION FOR INCOME TAXES. The provision for income taxes consisted of foreign taxes. As of June 30, 1999, and September 30, 1998, we had federal net operating loss carryforwards of approximately $80.0 million and $50.0 million, respectively. These net operating loss carryforwards may be carried forward in varying amounts until 2013. In accordance with generally accepted accounting principles, we have provided a valuation allowance for the net deferred tax asset resulting from these carryforwards, since it is more likely than not we would not realize these benefits on a stand alone basis. However, under our tax sharing arrangement with IPC, we will be reimbursed by IPC to the extent that IPC receives a tax benefit related to the inclusion of our tax losses in the consolidated federal income tax return of IPC. Since we currently can not derive this tax benefit on a stand alone basis, these benefits are treated by us as a contribution to paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

         Since the commencement of our operations in 1995, we have relied primarily on IPC to fund our operating cash requirements, property, plant and equipment expenditures, debt service payments and acquisitions. We have also obtained financing for certain of our network equipment, which is either guaranteed by IPC and/or partially supported by letters of credit issued under IPC's credit agreement. In addition, we obtained certain seller financing for the Saturn acquisition, which has been guaranteed by IPC. From inception to June 30, 1999, the aggregate net amount of inter-company funding, exclusive of guarantees and letters of credit, was approximately $98.5 million, of which $73.0 million was contributed to equity.

         FINANCING ARRANGEMENTS. Subject to the terms and conditions of our inter-company agreement, IPC has agreed to continue to provide us with ongoing financing and to obtain letters of credit on our behalf. The amount available under the inter-company agreement will start at $6.25 million and increase by that amount quarterly thereafter, up to an aggregate of $50 million during the period beginning July 1, 1999 through June 30, 2001. On June 30, 2001, all amounts loaned and outstanding under the inter-company agreement will become immediately due and payable. In addition, IPC, in its sole discretion, will continue to provide guarantees of our obligations.

         IPC has two sources of funds from which it can fund our working capital needs. The first is from its cash flow and the second is through its $65 million secured credit facility, consisting of a $20 million term loan facility and a revolving credit facility of up to $45 million. However, IPC will not make loans to us, obtain letters of credit on our behalf or provide us with guarantees if, our request for a loan, issuance of a letter of credit or guarantee:

          o    is prohibited under IPC's credit agreement;

          o would result in a default or event of default under IPC's credit agreement; or

          o would result in a default or event of default under the indenture for IPC's senior discount notes.

         All borrowings under the inter-company agreement will be evidenced by demand notes. However, IPC has agreed not to demand payment on those notes until June 30, 2001, unless a default or an event of default under IPC's credit agreement or a change in control occurs. In either case, all amounts owing under the inter-company agreement will be immediately due and payable upon demand. A change in control will occur if IPC ceases to own at least 50% of our voting securities.

         Under the inter-company agreement, all currently outstanding and any future loans from IPC will be made at a rate per annum equal to 2% over the base rate under IPC's credit agreement. The base rate under IPC's credit agreement is equal to the higher of:

          o the rate of interest announced publicly by Citibank, N.A. at its head office in New York as its base rate; and

          o    1/2 of 1% per annum above the federal funds rate.

         In addition, any amounts loaned by IPC to us which are outstanding on July 1, 1999 will bear interest at a rate equal to 2% over the base rate and will not reduce the amount of funding that will be available to us.

         The inter-company agreement provides that any letters of credit or guarantees provided by IPC which were outstanding on July 1, 1999 shall continue in full force and effect at no cost to us on their same terms and conditions until their expiration. Loans from IPC and letters of credit procured by IPC which were outstanding on July 1, 1999 will not reduce the amounts available to us under the inter-company agreement.

         We will reimburse IPC for the applicable costs, fees and charges incurred by IPC in obtaining letters of credit or for providing guarantees to us after July 1, 1999 or payments made by IPC in connection with any enforcement by third parties of such letters of credit and guarantees. All other costs under IPC's credit agreement will continue to be borne by IPC.

         The inter-company agreement also provides for the allocation between us and IPC of certain allowances provided for in IPC's credit agreement, which include sales of assets, investments and debt that may be incurred.

     CASH FLOWS

         Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, particularly accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. During the three years ended September 30, 1998, our net losses were the primary component of net cash used in operating activities, offset by significant non-cash depreciation and amortization expenses. Net cash used in operating activities was $20.5 million for the nine months ended June 30, 1999, as compared to $7.3 million for the nine months ended June 30, 1998.

         Cash used in investing activities was $47.2 million, and $11.1 million for the nine months ended June 30, 1999 and 1998, respectively. The largest components of cash used in investing activities during the nine months ended June 30, 1999 resulted from $34.7 million used for the Saturn Acquisition and $12.5 million used for expenditures for property, plant and equipment, which consisted primarily of network equipment. We intend to continue to invest in the expansion of our Extranet and future acquisitions.

         Cash provided by financing activities was $69.1 million for the nine months ended June 30, 1999 as compared to $18.3 million for the nine months ended June 30, 1998. The increase was primarily due to $34.7 million in borrowings from IPC, which we used to finance the Saturn acquisition purchase price and related expenses.

     COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

         As of June 30, 1999, we had capital lease commitments to certain telecommunications vendors totaling $21.5 million payable in various years through 2004 of which $7.2 million were due within one year. Additionally, as of June 30, 1999, we were obligated to make future minimum lease payments for property, leased circuits, indefeasible rights of use and equipment of $42.0 million under non-cancelable operating leases expiring in various years through 2009.

         Capital expenditures were $12.5 million for the nine months ended June 30, 1999. In addition, we had notes in the aggregate amount of $10.0 million outstanding as of June 30, 1999 to the former shareholders of Saturn, of which $4.7 million is due within one year.

         Installation of customer access nodes, acquisition of indefeasible rights of use and the buildout of our points of presence will continue to be our most significant capital expenditure items over the next 12 months. We expect to continue to acquire high capacity bandwidth to enhance our global network capabilities in North America, Europe and the Asia/Pacific region which would be accompanied by capital expenditures in the deployment of points of presence. We expect that our purchase of property, plant and equipment will increase substantially from historic levels and that net proceeds from the initial public offering, along with third party equipment financing arrangements, will be sufficient to meet our network needs for the next 12 months.

         As of June 30, 1999, we had available cash of $1.6 million. We are currently generating operating losses and expect to continue to do so for the foreseeable future. Under the indenture for IPC's senior discount notes, the net proceeds from our initial public offering may not be used to fund our working capital needs. We believe that we will need additional working capital, along with the funding of our debt obligations, which consist of capital lease obligations, installment payments for indefeasible rights to use international cable systems, and payments on the notes to Saturn. Under IPC's credit agreement and our inter-company agreement with IPC, we are restricted from seeking additional debt or equity financing other than debt financing from IPC for working capital and other operating costs. Accordingly we will continue to primarily rely upon IPC to fund these requirements.

         We have purchased or committed to purchase interests in or indefeasible rights to use international cable systems on projects such as TAT12/13, TAT14, Gemini, Southern Cross, CANTAT3, Germany-U.K.6, Japan-U.S. and NTL. Further, we expect to continue to enter into commitments to purchase similar interests and rights using the proceeds from our initial public offering.

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

         We intend to make strategic acquisitions as appropriate opportunities arise to expand our service offerings, expand our Extranet and/or increase our customer base. See "Overview."

FOREIGN EXCHANGE RATE RISK

         We conduct our business in more than 34 countries, and transactions from these foreign operations are denominated in local currencies. With respect to these foreign operations, we are exposed to foreign currency fluctuations for our net working capital positions. Foreign currency fluctuations historically have not had a significant impact on our revenues or operating results. We currently do not have a foreign exchange hedging program; however, we may implement a program to mitigate foreign currency transaction risk in the future. Although our foreign operations are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on our results of operations or liquidity. A significant and growing portion of our business is from our international operations, and changes in the global economy, foreign tax laws, international business practices and currency exchange rates could adversely affect our business.

     EURO CONVERSION

         On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material adverse effect on the Company's business or financial condition.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard is effective for our year ending September 30, 1999. Financial statement disclosures for prior periods are required to be restated. We are in the process of evaluating the disclosure requirements. We believe that the adoption of SFAS No. 131 will not have a material impact on our financial position, results of operations or cash flows.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not currently use derivative financial instruments.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. We do not anticipate that the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, deliver products and services to customers, send invoices, or engage in similar normal business activities.

         OUR STATE OF READINESS. We have assessed and are in the process of implementing and validating the Year 2000 readiness of our customer access nodes, the communications equipment in our points of presence, network management systems, and internal accounting, billing and office systems. Certain of our customer access nodes require hardware and software updates, which, in many cases, necessitate one or more site visits. We have contracted with the original equipment manufacturer of some of our customer access nodes to complete such updates. These updates, except for customer access nodes located at a few customer locations have been completed. Those customer access nodes not updated are due to difficulties in obtaining access to customer sites and are expected to be completed by October 1999. We believe that substantially all of the communications equipment in our points of presence are currently Year 2000 ready. Our network management systems have been upgraded and are Year 2000 ready. In August 1999, we converted to our new internal accounting enterprise-wide system which is Year 2000 ready. Our new billing system has been purchased from a third-party source and is being tailored to our specific requirements and has been stated to be Year 2000 ready. Our office systems, which are comprised primarily of personal computers, file servers and routers, as well as software applications, are expected to be Year 2000 ready prior to December 31, 1999.

         We are currently in the process of obtaining Year 2000 readiness documentation from suppliers of our domestic and international communication bandwidth. We have evaluated the potential risk of certain suppliers that may not be Year 2000 ready. We anticipate such suppliers will be located outside of the areas where the majority of our customers are located. If we determine that certain carriers pose a threat to our Extranet, we intend to notify our customers in advance that it may be necessary to discontinue service to that region in order to maintain the integrity of our Extranet.

         COSTS. Most of our expenses in connection with Year 2000 readiness have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 readiness matters. Our costs associated with Year 2000 readiness issues, excluding the cost of implementing our new accounting system which is being borne by IPC, is currently anticipated to be approximately $2.0 million all of which has been incurred or committed.

         POTENTIAL RISKS. While we believe that we are taking the necessary steps to identify and correct any Year 2000 problems in our systems, we may discover Year 2000 readiness problems in our systems or services that will require substantial correction. Our failure to fix or replace our internally developed software, third-party software, hardware or services on a timely basis could result in the loss of revenues, increased operating costs, the loss of customers and other business interruptions any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 readiness issues related to our services could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. We also cannot provide assurances that third-party providers of products and services, including telecommunications companies, and our customer base consisting primarily of firms in the financial services industry, will be Year 2000 ready. The failure of such entities to be Year 2000 ready could result in a systematic failure, beyond our control. Such failures may result in prolonged telecommunications or electrical failure, or the inability of our customers to make payment for services rendered, which could have a material adverse effect on our business, results of operations and financial condition.

         In a recent SEC release regarding Year 2000 disclosure, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios:

         o widespread failure of electrical, gas, and similar suppliers serving us;

         o widespread disruption of the services provided by common communications carriers;

         o disruption to the means and modes of transportation for us and our employees, contractors, suppliers and customers;

         o significant disruption to our ability to gain access to, and remain working in, office buildings and other facilities;

         o the failure of our mission-critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities; and

         o     the failure of third-party banking and finance systems.

         If we cannot operate effectively after December 31, 1999, we could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans. We could also experience an inability by customers and others to pay us for our services on a timely basis or at all. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material.

         CONTINGENCY PLANS. We are engaged in an ongoing Year 2000 readiness assessment and are in the process of developing contingency plans. The results of our enterprise-wide system conversion and responses received from vendors and service providers will be taken into account in determining the nature and extent of such contingency plans.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Statements contained in this Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                                   IXNET, INC.

                                     PART II
                                OTHER INFORMATION


ITEM 1.    Legal Proceedings - None.

ITEM 2.    Changes in Securities and Use of Proceeds

           (a)      None.

           (b)      None.

           (c)      None.

           (d) On August 12, 1999, we completed the sale of 6,500,000 shares of common stock priced at $15 per share for an aggregate offering price of $97,500,000 in an initial public offering led by an underwriting group consisting of Donaldson, Lufkin & Jenrette, Salomon Smith Barney, Merrill Lynch & Co., First Union Capital Markets Corp., and DLJDIRECT, Inc. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares of common stock at $15 per share. Total proceeds received by us from the initial public offering including the exercise of the underwriters' over-allotment were approximately $102,056,562, net of underwriting commissions of $7,568,438 and estimated offering expenses of $2,500,000. The Registration Statement on Form S-1 filed by us with the SEC in connection with the offering (File No. 333-79079), as amended, was declared effective by the Commission on August 12, 1999.

                Since the completion of the offering, the net offering proceeds have been applied or committed to the following uses in the following approximate amounts:

                o Approximately $86,427,000 is invested in U.S. investment grade and government securities and $13,628,000 is held in cash equivalent accounts. These amounts will be used for continued deployment and expansion of our Extranet, as well as possible future acquisitions, strategic alliances or investments in property or assets used in our business.

               o $10,000,000 has been committed in connection with a strategic agreement including the license of certain software products to enhance our network intelligence.

               o $2,000,000 to fund investments in network capacity and telecommunications equipment in our continuing expansion of our network.

                All of the payments indicated above were direct or indirect payments to entities or persons other than our (i) directors, officers or their associates, (ii) greater than 10% owners of any of our equity securities or (iii) our affiliates.

ITEM 3.    Defaults Upon Senior Securities - None.

ITEM 4.    Submission of Matters to a Vote of Security Holders - None.

ITEM 5.    Other Information - None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

          3.1      Amended and Restated Certificate of Incorporation of IXnet,
                   Inc.*
          3.2      Bylaws of IXnet, Inc.*
          4.1      Specimen Stock Certificate*
         10.1 Form of Inter-Company Agreement among IXnet, Inc., International Exchange Networks, Ltd. And IPC Information Systems, Inc.*
         10.2 Form of Tax Sharing Agreement by and between IPC Communications, Inc. and IXnet, Inc.*
         10.3 Form of Registration Rights Agreement by and between IPC Information Systems, Inc. and IXnet, Inc.*
         10.4 Form of Maintenance Agreement by and between International Exchange Networks, Ltd. and IPC Information Systems, Inc.*
         10.7 Amendment No. 1, dated as of June 1, 1999, to the Amended and Restated Employment Agreement by and between David A. Walsh and International Exchange Networks, Ltd.*
         10.8 Waiver letter, dated as of June 9, 1999, from David A. Walsh regarding provisions in the Amended and Restated Employment Agreement by and between David A. Walsh and International Exchange Networks, Ltd.*
         10.9 Employment Agreement, dated as of May 1, 1998, by and between Charles F. Auster and International Exchange Networks, Ltd.*
         10.10 Amendment No. 1, dated as of June 1, 1999, to the Employment Agreement by and between Charles F. Auster and International Exchange Networks, Ltd.*
         10.12 Waiver letter, dated as of June 9, 1999, from Anthony Servidio regarding provisions in the Amended and Restated Employment Agreement by and between Anthony M. Servidio and International Exchange Networks, Ltd.*
         10.13 Employment Agreement, dated as of June 1, 1999, by and between William E. Walsh and International Exchange Networks, Ltd.*
         10.14 Employment Agreement, dated as of June 1, 1999, by and between John M. Faccibene and International Exchange Networks, Ltd.*
         10.15 Employment Agreement, dated as of June 1, 1999, by and between Paul Pluschkell and International Exchange Networks, Ltd.*
         10.16 Employment Agreement, dated as of August 6, 1998, by and between Peter Hase and Saturn Global Network Services (UK) Limited.*
         10.17 Employment Agreement, dated as of August 6, 1998, by and between Drew Kelton and Saturn Global Network Services Pty Ltd.*
         10.18 Employment Agreement, dated as of July 1, 1999, by and between James M. Demitrieus and International Exchange Networks, Ltd.*
         10.19     IXnet, Inc. 1999 Stock Option Plan.*

          27.1     Financial Data Schedule.


----------------
* Previously filed with the Commission as an exhibit to the registration statement on Form S-1 (File No. 333-79079) and incorporated herein by reference.


           (b)  Reports on Form 8-K:
                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IXnet, Inc.



Dated:   September 27, 1999        By:  /s/ James M. Demitrieus
                                            -------------------
                                            James M. Demitrieus
                                            Executive Vice President and
                                             Chief Financial Officer