Form 10-K
period 1999-09-30
IXNET INC
filed 1999-12-29
CIK 1086606

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For fiscal year ended September 30, 1999

                        Commission file number 000-26959

                                  IXnet, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                    13-4060000
(state or other jurisdiction                                    (IRS Employer Identification No.)
of incorporation or organization)

     Wall Street Plaza
      88 Pine Street
     New York, New York                                                       10005
(Address of principal executive offices)                                    (Zip Code)

        Registrant's telephone number, including area code: 212-412-6400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the common stock on December 6, 1999 was approximately $126 million based upon the last sale price reported for such date on the NASDAQ Stock Exchange.

The number of shares of the Registrant's Common Stock outstanding as of December 6, 1999 was 51,075,000.

Portions of the Registrant's definitive Proxy Statement for the Annual
Meeting of Stockholders to be held on March 2, 2000, are incorporated by reference into Part III of this Form 10-K report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended September 30, 1999.

                                     INDEX






                                                      PART I                                    Page

Item 1.     Business..............................................................................1
Item 2.     Properties............................................................................2
Item 3.     Legal Proceedings....................................................................11
Item 4.     Submission of Matters to a Vote of Security Holders..................................11

                                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................12
Item 6.     Selected Financial Data..............................................................12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation.14
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk...........................26
Item 8.     Financial Statements and Supplementary Data.........................................F-1
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.27

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant...................................27
Item 11.    Executive Compensation...............................................................27
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................27
Item 13.    Certain Relationships and Related Transactions.......................................27

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................28

            Signature............................................................................31

Disclosure regarding forward-looking statements

  Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Section 21E provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Investors are cautioned that forward-looking statements are inherently uncertain and that undue reliance should not be placed on such forward looking statements. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Among the factors that could cause actual results, performance, or achievement to differ materially from any future results, performance, or achievements expressed, described, or implied by such forward looking statements are general economic conditions, key employee factors, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets. For a complete discussion of these and other risk factors, refer to the "Risk Factors" section on pages 7-15 of our August 12, 1999 prospectus.

                                     PART I

ITEM 1.     BUSINESS
            --------

  Overview

  IXnet, Inc. ("IXnet" or the "Company") is a leading provider of communications services to the worldwide financial services community. The Company has built and operates the IXnet Extranet connecting financial services firms and their business partners as well as multiple offices within the same firm using a global seamless network. Through our Extranet, our customers obtain highly reliable, secure and fully managed voice and data connectivity without having to access multiple disparate public networks or rely on multiple customer service organizations.

  We provide services tailored to meet the specialized needs of the financial services community, including managed voice and data services, virtual private network services and turnkey outsourced network solutions. In addition, we aggregate, host and distribute financial oriented content, such as news, research, analytics and market data, for information service providers, enabling them to efficiently reach this community. Our customers receive the following benefits by connecting to our Extranet:

  . access to our high performance global network that connects approximately 500 financial services firms and their business partners;
  . multiple voice and data services over a single high capacity network connection;
  .  outsourced network solutions;
  .  on-demand access to multiple content providers;
  . rapid and efficient provisioning of inter- and intra-firm communication links;
  . superior customer service and support from a single network provider; and . a content neutral delivery mechanism for content providers to efficiently, economically and effectively reach their target market.

  Financial service firms and their business partners comprise a large global community that relies heavily on efficient communication, interaction among its members and timely access to industry-related information to conduct its business. As a result, highly reliable communication services are mission-critical to this community. We believe the Extranet provides a unique value proposition, that enables the global financial community to reliably communicate over a common multi-protocol network platform; and to efficiently access information from multiple providers. We connect customers to our Extranet by installing intelligent network gateways, known as customer access nodes, on our customers' premises. Once we have installed a customer's access node at the customer site, we refer to the customer as being on-net.

  As the number of on-net customers increases, the value of the Extranet to current and prospective customers grows. Adding key firms and sites to our Extranet will greatly increase its value to end-users by allowing:

  . customers broader accessibility to directly connect to other on-net users; . quicker delivery of dedicated communications links between firms;
  . greater cost efficiencies to end-users for on-net communications; and . higher performance communications among on-net customers.

  We believe that our growing customer base of financial services firms will attract many of their business partners to also become customers of our Extranet. This should create a cycle that will attract new customers and fuel growth in the number of services we provide to individual firms. We also believe that more content providers will be attracted to our Extranet due to the efficient and cost-effective method it offers to reach the desktops of our significant audience of on-net financial services customers. We believe that as we deliver the services of an increasing number of content providers over our Extranet, additional customers will be attracted to the expanded content offerings on our Extranet.

  Our Extranet currently connects customers in financial centers in 37 countries around the world, including New York, Chicago, Toronto, London, Frankfurt, Paris, Zurich, Hong Kong, Tokyo, Sydney and Singapore. Our Extranet employs:

  .  internet protocol, a networking technology which tracks the Internet
     address of nodes, routes outgoing messages,   and recognizes incoming
     messages; and

  . asynchronous transfer mode, a high bandwidth, low-delay, connection-oriented switching technique.

  The Extranet is designed to maximize performance and reliability through features such as redundant dedicated fiber optic facilities, strategically located network operations centers and geographically distributed physical points of presence. In addition, we have three data centers where we provide hosting for content providers and manage servers and other equipment for our customers who have outsourced their network applications to us. We have approximately 500 customers and have deployed approximately 1,300 customer access nodes globally.

  The Company is focused on providing a seamless global network and operates principally in one segment providing a variety of voice, data, and content distribution services which has been specifically designed to meet the
specialized requirements of the financial services industry.   All of our
revenue is derived from our global network.

  IXnet started its business in June 1995 as International Exchange Networks, Ltd. ("IEXN"). On May 4, 1999, IEXN reorganized and became a direct, wholly owned subsidiary of IXnet, a newly formed Delaware corporation. In August 1999, IXnet completed its initial public offering through the sale of approximately 7,475,000 shares of common stock at $15 per share. As of September 30, 1999 there were 51,075,000 shares of Company common stock outstanding, of which 43,100,000 shares were owned by IPC Information Systems, Inc. ("IPC"). IPC is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial services community.

The IXnet Solution

   Through our Extranet, our customers obtain the benefits of a dedicated private network, including highly reliable and secure global voice and data connectivity, with the additional benefits of:

  .  seamless inter-firm connectivity;
  . a fully managed and/or outsourced network solution through one contact point for all matters of accountability; and
  . not having to incur the substantial cost of building, maintaining and operating a sophisticated network infrastructure.

  We offer many significant advantages, including:

  . High performance global network. Our Extranet is a scalable network that currently provides seamless connectivity to approximately 500 customers in 37 countries. Our Extranet was built using the latest networking technologies and redundant fiber optic facilities, which enable us to reliably, securely and efficiently deliver multiple services worldwide. We employ a uniform platform throughout our Extranet consisting primarily of Newbridge Networks and Cisco Systems networking technologies, enabling us to provide mission-critical voice and data services over dedicated fiber optic facilities. In addition, we deploy asynchronous transfer mode switches in the backbone to support high bandwidth multimedia applications in combination with internet protocol switches for specialized data delivery.

  . Fully managed end-to-end network services. By connecting customers to our Extranet through a customer access node physically located at each on-net customer site, we are able to provide fully managed end-to-end network services. Once a customer access node is deployed, we are able to remotely monitor, administer and provision network connections to the customer site and in many cases directly to the desktop. In addition, we are a single point of responsibility for the installation, maintenance and operation of our services and equipment. We provide technical support 24 hours per day, seven days per week, and utilize IPC's global field service personnel to address local network issues in many of the cities where we provide service.

  . Multiple communication services through a single pipe. By deploying customer access nodes at our customer sites, we are able to provide bundled services over a single, high capacity network connection. Customer access nodes serve as multi-purpose gateways that support commonly used voice and data protocols as well as specialized protocols such as financial information exchange, commonly referred to as FIX, for trading applications. Customer access nodes typically connect to our Extranet through a high capacity connection enabling customers to cost-effectively provision multiple voice and data services as opposed to ordering single, low capacity circuits from a local carrier.

  . Critical mass of on net customers. We have established a global customer base of approximately 500 financial services firms on our Extranet. We will continue to penetrate our current customer base and believe that this core group of financial services firms will attract many of their business partners to also become customers of our Extranet.

  . Singular focus on the financial services community. Our singular focus enables us to offer services tailored to the specialized needs of our customers. Our understanding of the trading environment and our customers' needs has resulted in the development of unique product offerings such as our DigiHoot(TM) Service, a specialized open voice conference system allowing continuous voice contact between trading floors. In addition, we believe the combination of our management team's great depth of knowledge and experience in providing communications services to financial services firms and our relationship with IPC, provides us with significant competitive advantages.

  . IPC relationship. IPC is a worldwide market leader in providing voice trading systems to the financial services community and has served this market for more than 25 years. IPC provides us with an important entree into the financial services sector. Through our relationship with IPC, we are able to provide turret-to-turret on-net connections using the installed turrets within IPC customer base and integrate our customer access nodes into IPC turret systems so that we can rapidly provision IPC customers with on-net services. We also coordinate our sales and marketing efforts with the IPC sales efforts, thereby offering a complete hardware and network solution for the communications needs of financial services firms.

 .    High level of customer service and flexibility in customer relations. We offer services at competitive prices and dedicate considerable resources to providing the highest quality global network with well-qualified and responsive customer service representatives. We monitor and manage our Extranet from our network operations centers, 24 hours per day, seven days per week. Together with IPC, we have a worldwide presence of field service representatives and, in many cases, on-site technical support personnel. We are also focused on offering highly customized solutions for all of our customers' service, billing and reporting needs. In addition to our broad portfolio of globally available services, our Extranet allows us to implement solutions that meet the individual connectivity needs and requirements of each customer.

  . Corporate position as content neutral. We do not compete with content providers who use our Extranet. We are focused on being an efficient and effective distribution vehicle for the content of others. Our Extranet serves as a content neutral delivery system to the desktops of the financial services community. This approach allows our customers to display content in the formats they desire.

Business Strategy

  Our goal is to be the leading provider of multimedia communications services to the financial services community. Our business strategy includes the following elements:

  . Exploit our advantage of being the first to offer a global dedicated communications network exclusively to the financial services community. We are the first company to offer network services through a dedicated Extranet exclusively focused on the financial services community. We intend to significantly leverage our position in the marketplace by aggressively expanding our direct salesforce and investing in the IXnet brand.

  . Rapidly deploy customer access nodes. Adding key firms and sites to our Extranet will greatly increase its value by enabling us to offer greater inter-firm connectivity. We expect that the addition of new customers to our Extranet will also attract new content providers to our Extranet who seek to deliver content to our expanded customer base. Similarly, we believe that as the number of content providers whose services we deliver over our Extranet increases, additional customers will be attracted to the expanded content on our Extranet.

  . Accelerate network expansion. We are focused on expanding the infrastructure of our Extranet to extend our addressable market, enhance reliability and increase cost efficiencies.

  . Aggressively add content providers to our Extranet. We intend to become the best delivery vehicle for content providers who want to reach the financial services community. We will seek to accomplish this goal by remaining a content neutral delivery system and by offering content providers a cost-effective method of reaching their target market through a network gateway or by having us host their content at one of our data centers.

  . Further leverage IPC's installed base. We will continue to leverage IPC's existing long-term customer relationships in the financial services community into new IXnet business opportunities, including through the launch of bundled network and equipment services.

  . Further penetrate our existing customer base. We currently have a significant established customer base encompassing many of the key global financial services firms, but we capture only a small percentage of their communications services expenditures. As the number of on-net users increases, the value of the Extranet to current and prospective customers grows.

  . Expand portfolio of focused service offerings. We plan to continuously expand our service offerings to help further penetrate our customer base, attract new customers and increase the value of our Extranet.

  . Pursue strategic acquisitions. We intend to consider strategic acquisitions as appropriate opportunities arise in order to expand our service offerings, broaden the reach of our Extranet and increase our customer base.

Services

  We offer our customers a variety of specialized voice and data services over our Extranet. The following table sets forth a brief description and the benefits of each of our services. We are capable of providing any one of these services either alone or in combination with one or more other services, or collectively as part of our management of the customer's entire network.


---------------------------------------------------------------------------------------------------------------------------
Type of Service                Description                                  Benefits                     Name of Service
---------------------------------------------------------------------------------------------------------------------------
Premium            Dedicated voice communications lines        Access to high quality voice services     DigiHoot (TM)
Voice              which are primarily used in conjunction     without the need to build a private       MetroLink (TM)
                   with turrets and trading applications.      network.
---------------------------------------------------------------------------------------------------------------------------
Virtual            Seamless global virtual private network     Fast call connect time, industry-wide     IXGlobal (TM)
Private            with a single uniform technology platform   abbreviated dialing and cost effective
Voice              and global toll free feature.               for on-net customers.
Network
---------------------------------------------------------------------------------------------------------------------------
Switched           High quality voice communications           Competitive rates and simplified          IXPrime (TM)
Voice              worldwide with simplified pricing.          billing.
---------------------------------------------------------------------------------------------------------------------------
Managed            High speed digital data transmission        Access to high quality digital services   IXLink (TM)
Bandwidth          links, with end-to-end service management   without the need to build a private
                   for connections between local area          network.
                   networks, wide area networks and data
                   centers.
---------------------------------------------------------------------------------------------------------------------------
Outsourcing        End-to-end management of a customer's       Outsourcing enables customers to focus    Trader Connect (TM)
                   entire network.                             on core business by placing
                                                               responsibility for network and hardware
                                                               on IXnet.
---------------------------------------------------------------------------------------------------------------------------
Shared             Network delivery of third-party news,       Efficient distribution method for         Liquidity (TM)
Internet           research, analytics, market data and        content
Protocol           other trading applications via data         providers. Simplicity of multiple
                   center hosting and our Extranet.            services
                                                               through a single network connection for
                                                               end-users.
---------------------------------------------------------------------------------------------------------------------------
Frame relay        Transport for data applications. Includes   Cost effective alternative to leased      IXFrame (TM)
                   router deployment and management.           line networks.
---------------------------------------------------------------------------------------------------------------------------

We also provide the following additional services:

   Content Hosting. We provide content hosting services that permit financial information services providers to deliver data to the desktop of the financial services community without having to invest significantly in technology, infrastructure or operations staff. The level of hosting services we provide scales from simple co-location to fully outsourced network solutions.

  Bandwidth Resale. We provide leased bulk bandwidth at speeds of 768Kbps and above for various customer applications. This is a cost effective service for customers with large bandwidth requirements.

  Dedicated Internet Access. We offer dedicated high-speed continuous access to the Internet to customers. This service is provided at speeds up to 1.5Mbps.

Sales and Marketing

  Our sales and marketing activities are targeted to members of the financial services community in the key financial centers worldwide. Our customers include members of the financial services community including broker-dealers, investment banks, asset managers/hedge funds, inter-dealer brokers, electronic trading firms, commodities/futures trading firms, content providers, exchanges, trade execution systems, correspondents, clearing and settlement firms, and insurance companies.

  The major components of our sales strategy are as follows:

  . Utilize a direct salesforce. We have deployed a dedicated and experienced salesforce in many of the major cities worldwide where we have operational points of presence. As of September 30, 1999, our salesforce consisted of 42 commissioned salespeople. Because our salespeople are regionally based, they are able to consult prospective customers face-to-face to discuss their network needs and technical requirements and develop tailored solutions. Our sales representatives also market our services to financial institutions at industry seminars and trade shows. Our salespeople are familiar with the applications, requirements and technical terminology of the financial services community as well as its unique business practices.

  . Expand our salesforce. We believe that our rate of growth is directly related to the size and productivity of our sales force. We are focused on expanding our salesforce through the hiring of motivated personnel who have backgrounds in network services or experience with the specialized communications needs of the financial services community. We intend on growing our salesforce both within North America and in Europe and the Asia/Pacific area. Until the full network deployment is complete to all major cities, some foreign markets will be handled through distributor relationships.

  . Focus sales efforts on strategic customer sites. We place emphasis on adding customers and customer access nodes in sites that we believe are strategic in nature. Strategic sites are those with which our existing on-net customers or potential customers are interested in communicating, such as those with large trading or processing volume.

  . Leverage the salesforces of our content providers. The salesforces of our content providers have, in effect, become secondary salesforces for us by selling their content delivered over our Extranet to their end-users. In order to access this content, end-users must connect to our Extranet.

  . Coordinate joint sales efforts worldwide. Our regional salesforces work together in a cooperative and coordinated manner to create higher levels of customer satisfaction which we believe will lead to additional business. This approach maximizes the benefits of selling our services locally as well as globally and confers a unified corporate level sales relationship between our regional salesforces for our customers worldwide.

  . Coordinate joint sales efforts with the IPC salesforce. Coordinating the efforts of our salesforce with the IPC salesforce has helped to introduce our Extranet to the significant installed base of IPC customers. IPC's salesforce is provided with incentives to reach certain sales targets in connection with their sales of our services.

  We maintain a high profile in the financial services marketplace with targeted marketing and public relations efforts. We place information and press releases in many financial services industry publications such as the Security Industry News, Wall Street and Technology and Trading Technology Week. We actively participate in financial industry organizations such as the Wall Street Telecommunications Association and the Securities Industry Association and seminars such as the "On-Line Securities Trading Seminar" and the "Future of Buy Side/Sell Side Transaction Technologies" which enable our representatives to communicate our vision and capabilities directly to prospective customers. Moreover, we are highly visible at key industry trade shows including "IT for Wall Street" and the "SIA Technology Management Conference."

  Geographic sales information is based on the currency in which the customer is billed. Long-lived asset information is based on the physical location of the assets. The following is revenue and long-lived asset information for geographic areas (in thousands):

                                                                           Year ended September 30,
                                        --------------------------------------------------------------------------------------------
                                                  1999                              1998                              1997
                                                  ----                              ----                              ----
                                        --------------------------------------------------------------------------------------------
                                          Revenue          Assets          Revenue           Assets           Revenue       Assets
                                        -----------     ------------    -------------     ------------      -----------  -----------
North America.........................    $38,764         $ 78,958         $21,892          $40,404            $ 7,757      $15,298
Europe................................     22,131           10,693          12,596            6,122              9,712        4,245
Asia/Pacific..........................     12,720           47,246           1,365             ----                369         ----
                                        ---------------------------     ------------------------------      ------------------------
                                          $73,615         $136,897         $35,853          $46,526            $17,838      $19,543
                                        ===========================     ==============================      ========================

  For the year ended September 30, 1999, revenue from the United States, United Kingdom, and Australia represented 51.6%, 27.7%, and 10.7% of total revenue, respectively. For the years ended September 30, 1998 and 1997, revenue was generated primarily from the United States and the United Kingdom.

  Long-lived assets primarily located within the United States, represent 31.8%, 67.0%, and 55.3% of total assets, as of September 30, 1999, respectively.


Customers

  Our customers are members of the financial services community and include broker-dealers, investment banks, asset managers/hedgefunds, inter-dealer brokers, electronic trading firms, commodities/futures trading firms, content providers, exchanges, trade execution systems, correspondents, clearing and settlement firms, and insurance companies. We currently have approximately 500 customers and provide hosting services for over 30 content providers. Optimark Inc. and Deutsche Bank accounted for 14% and 10%, respectively, of our consolidated revenues for the fiscal year ended September 30, 1999, and 14% and 23%, respectively, of our consolidated revenues for the fiscal year ended September 30, 1998. We expect these percentages to continue to decrease as overall revenue growth increases.

Customer Service

  High quality customer service and support are critical to our objective of retaining and developing our customer base. We differentiate ourselves from many of our competitors by customizing solutions and providing individualized support to our customers. For example, we utilize customized billing in local currencies and provide reports designed to address the specific needs of our customers. To support a customer's business requirements, we make available numerous IXnet resources, including technical support, engineers and project managers in the pre-implementation phase and customer service representatives and help desk personnel in the post-implementation phase. To ensure a rapid response and remedy to any customer network concerns, we monitor and manage our Extranet from our network operations centers, 24 hours per day, seven days per week. When necessary, we also dispatch IPC's global field service personnel to address certain local network issues.

  Competition

  Our competition varies geographically and by service offerings. We compete with and expect continued competition from:

  . Large interexchange carriers and partnerships. Many of the large carriers, such as MCI WorldCom Inc., Cable & Wireless plc, Global One and the AT&T Corp./British Telecommunications plc venture, are expanding their capabilities to support high-speed, end-to-end communications services. These large carriers compete with us in the areas of switched voice, outsourcing, premium voice and frame relay.

  . Specific product competitors and other communications companies. Several companies, such as EQUANT N.V., Infonet Services Corporation, and GTE Internetworking, have focused on competing within a particular service category and offer some of the same communications services including frame relay, managed bandwidth and premium voice.

  . Common carriers. Common carriers, such as British Telecommunications plc, France Telecom and the former Bell Operating Companies, have extensive regional networks. Common carriers currently provide some communications services to many members of the financial services community in their market area.

  . Content providers. Content providers, such as Bloomberg L.P., Bridge Information Systems, Inc. and Reuters Holdings Plc, have developed extensive communications networks in the financial services industry and distribute their content and the content of other providers. Although they have wide distribution in the industry, their focus is on content, not network services. In addition, while they are potential customers for our services, they also compete directly with us in the content delivery segment of our business.

  . Resellers. Resellers, such as Business Networks International Inc., Sector, Inc. and WESTCom Corp., resell other companies' network services.

  Depending on the specific competitor, we compete on the basis of many elements, including customer service, quality, reliability, network security, service provisioning speed, service features, functionality and cost effectiveness.

Regulatory Environment

  The telecommunications services that we provide must be structured to comply with the laws and regulations of national, state and local government agencies in countries we serve. The primary regulatory policy of the United States in this area is to promote effective competition in the United States telecommunications service market, including the market for international services. The United States government has advocated that competitive international markets will provide incentives for further market entry both in the United States and foreign markets. Many other countries are also moving toward the implementation of competitive market structures.

 United States Regulatory Considerations

  For domestic telecommunication services in the United States, the FCC and state public utility commissions have direct jurisdiction, granted by statute, over all aspects of our telecommunications service offerings. With international traffic, however, the United States regulatory structure is limited to the origination or termination of telecommunications services in the United States. As a result, the United States and each foreign country share jurisdiction over policies and regulations controlling international telecommunications services between the two. Thus, the United States cannot unilaterally implement a regulatory policy for international telecommunications, thereby limiting the impact a domestic statute, such as the Telecommunications Act, can have in developing a new structure for international telecommunications.

  In the United States, our telecommunications services are subject to the Communications Act of 1934, as amended by various statutes, including the Telecommunications Act and the FCC's regulations promulgated thereunder, as well as the applicable laws and regulations of the various states as administered by the relevant public utility commissions. The recent trend in the United States, for both federal and state regulation of telecommunications service providers, has been in the direction of reduced regulation. Despite recent trends toward deregulation, the FCC and relevant public utility commissions continue to exercise extensive authority to regulate ownership of transmission facilities, telecommunications services and the terms and conditions under which our services are provided. In addition, we are required by federal and state laws and regulations to file tariffs listing the rates, terms and conditions of the telecommunications services we provide. Any failure to maintain proper federal and state tariffs or certification or any finding by the federal or state agencies that we are not operating under permissible terms and conditions may result in an enforcement action or investigation, either of which could have a material adverse effect on our business.

   The Company currently holds several FCC authorizations for telecommunications services. These authorizations permit us to acquire interests in submarine cable and international satellite facilities previously authorized by the FCC. We can also resell private lines that are not interconnected to the public switched telephone network for communication services between the United States and all other countries, other than those listed on the FCC's exclusion list published from time to time and offer switched service by the use of private lines interconnected to the public switched telephone network for service between the United States and a number of approved countries.

  State public utility commissions exercise jurisdiction over intrastate services which are communications that originate and terminate in the same state. We hold a certificate of public convenience and necessity to resell forms of telephone service within New York State and have the appropriate authority to offer intrastate service in a number of other states.

  Regulatory requirements pertinent to our operations have recently changed and will continue to change as a result of the World Trade Organization Basic Telecommunication Agreement, federal legislation, court decisions, and new and revised policies of the FCC and public utility commissions. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries. To the extent the FCC is successful in this endeavor, a more competitive environment for international telecommunications services is likely to develop. This may increase competition and alter our ability to compete with other service providers. It also may impact our ability to provide certain services, or introduce new services. The impact on our operations of any changes in applicable regulatory requirements cannot be predicted. As the regulatory regimes change in the United States and elsewhere, our authorizations also may need to be adjusted.

 International Regulatory Considerations

  Significant liberalization of telecommunications regulation in a number of countries has provided us with greater flexibility to obtain authorizations to provide service. The specific licensing approach or regulation of our services has differed from country-to-country depending on the status of deregulation and the development of competition in each country.

  Canada. We were recently granted a Class A license in Canada that allows us to provide international telecommunications services to the public in Canada and operate telecommunications facilities used in transporting basic telecommunications service traffic between Canada and another country.

  United Kingdom. The United Kingdom generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. Individual licenses are required for the provision of facilities-based services and for the resale of leased lines. Our subsidiary holds both an International Facilities Based Telecommunications License and International Simple Voice Resale licenses in the United Kingdom. The International Facilities Based Telecommunication License entitles us to acquire indefeasible rights of use on international satellites and submarine cable systems, to resell international private lines, as well as interconnect with, and lease capacity at, wholesale rates from, facility-based carriers. The International Simple Voice Resale license allows us to resell international private lines, as well as interconnect with, and obtain capacity at wholesale rates from facility-based carriers.

  Other European Union Countries. Prior to January 1, 1998, a majority of the EU, European Union, countries maintained the position that all or most telecommunications services were under the exclusive jurisdiction of state-sanctioned monopolies. Under that regulatory regime, provision of many competitive telecommunications services was strictly limited to particular services or banned to preserve the privileged position of the state-sanctioned monopoly. Effective January 1, 1998, the EU required that member states liberalize their telecommunications regulations to permit the introduction of competition in all sectors of the telecommunications market. Nonetheless, we initiated service prior to these reforms. In some cases, we were able to take advantage of a special status granted to closed user groups. Closed user groups are communities of interest that are common among a company and its subsidiaries or group of companies. The EU definition of closed user groups looks to see if the link between the members of the group is a common business activity. We and our subsidiaries fit this definition of closed user groups in several countries. In addition, in several EU countries, we structured our service offerings to not require interconnection to the local public switched telephone network. Based on closed user groups status and/or lack of interconnection to the public switched network, we have been granted licenses in

Belgium, Ireland and Italy to provide voice and data services to closed user groups. Additionally, our subsidiaries are able to operate in France, Germany and the Netherlands without the need for licenses in these countries. In these cases, we provide private line and virtual private network voice services and a full range of data services.

  Switzerland. Although Switzerland is not part of the EU, it has followed the EU's market liberalization approach. Even prior to the January 1, 1998 opening of the Swiss telecommunications market, we, through our subsidiaries, have been able to provide private line and virtual private network voice services and a full range of data services in Switzerland due to our status as a closed user groups and our lack of interconnection to the Swiss public switched telephone network.

  Japan. In January 1997, the Japanese Ministry of Post & Telephone granted our Japanese subsidiary a Special Type II telecommunications carrier license. This license allows us to provide virtual private network and private line voice services, data transmission services, image transmission services, packet switched data transmission and managed digital network services. In October 1999, the Japanese Ministry of Post and Telephone granted our new Japanese subsidiary a Type I telecommunications license. This allows us to own facilities in Japan as well as to land international facilities of our own using submarine cable systems either as original owner or purchaser of IRU's.

  Hong Kong. In June 1997, our subsidiary received from the Hong Kong Government Office of the Telecommunications Authority a Virtual Private Network ("VPN") license for the provision of virtual private network services. This license allows us to provide virtual private network services for customers for the purpose of carrying out telecommunications between companies involved in the financial services industry. This year that license was converted into a Public Non-exclusive Telecommunications Services (PNETS) license for external telecommunications services. Many of the restrictions imposed on the VPN license were liberalized in the granting of the PNETS license.

  Singapore. In October 1997, the Telecommunications Authority of Singapore granted our Singapore subsidiary a license to operate a network in Singapore for closed user groups of entities actively involved in the financial services industry for the provision of data services including bandwidth on demand, frame relay, ATM, and multi-protocol transport services. We are currently operating under that license and have now received permission to apply for an expansion of that license to include voice services. We also hold a license to provide Intracompany voice and data services in Singapore.

  Brazil. In April 1998, the Brazilian Agencia Nacional de Telecomunicacoes ("Anatel") granted our Brazilian subsidiary a Limited License to offer specialized limited telecommunications services to and from Brazil. This license allows us to provide virtual private network and private line voice and data services to closed user groups.

 Expansion Into Other Foreign Countries

  We intend to expand our operations into other jurisdictions as such markets deregulate and we are able to offer a full range of services to our customers. However, in countries that enact legislation intended to deregulate the telecommunications sector or that have made commitments to open their markets to competition in the WTO Agreement, there may be significant delays in the adoption of implementing regulations and uncertainties as to the implementation of the deregulatory programs which could delay or make more expensive our entry into such additional markets. Our ability to enter a particular market and provide telecommunications services, particularly in developing countries, is dependent upon the extent to which the regulations in a particular market permit new entrants. In some countries, regulators may make subjective judgments in awarding licenses and permits, without any legal recourse for unsuccessful applicants. In the event we are able to gain entry to such a market, no assurances can be given that we will be able to provide a full range of services in such market, that we will not have to significantly modify our operations to comply with changes in the regulatory environment in such market, or that any such changes will not have a material adverse effect on our business, results of operations or financial condition.

  In those countries where we are strictly prohibited from offering service, we may enter into a relationship with the state-sanctioned telecommunications monopoly so that our services can be offered in that jurisdiction. In these situations, the local telecommunications service provider would provide the facilities and offer local services to our customers. It is likely that services would cost more in these situations. There are, however, certain countries which do not require licensing for the provision of telecommunications network services.

Intellectual Property

  The Company relies on a combination of trade secrets, trademarks, service marks, copyrights, licenses and other intellectual property law, as well as, nondisclosure agreements and other protective measures to protect its proprietary rights.

  The Company has the following trademarks and service marks: IXnet (TM); IXPrime(TM); IXGlobal(TM); Trade 24(TM); IXLink(TM); DigiHoot(TM); MetroLink(TM); and Liquidity(TM). On July 2, 1999, the Company filed a trademark application to register the name of the Company with the United States Patent and Trademark Office. First action on this application is expected by March 2000. The Company reasonably believes that the application will mature to registration, but there is no assurance until the registration is issued.

  There can be no assurance that the steps taken by the Company will be adequate to protect the Company's proprietary technology and intellectual property or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. It may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization or to independently develop similar technology. This could adversely affect the Company's business, financial condition and results of operations.

Employees

  As September 30, 1999, the Company and its subsidiaries employed 330 persons, including 83 in sales and marketing, 24 in customer service and support, 56 in finance and administration, and 167 in engineering and network operations. Under an intercompany agreement, IPC and IXnet share certain corporate personnel relating to accounting, executive management, legal, administrative, human resources, information systems and other corporate functions. We believe that our future success will depend in part on our continued ability to attract, hire, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

ITEM 2.     PROPERTIES
            ----------

  Our properties consist of a combination of real estate leases in our name and certain real estate facilities we share with IPC, the terms of which are governed by our inter-company agreement with IPC. See "Certain Relationships and Related Transactions--Agreements with IPC--Inter-Company Agreement--Real
Estate."   A number of our leases represent space under construction in connection with our network buildout.

  We lease directly:

  . 15,500 square feet in New York City where our New York network operations center and primary point of presence ("POP") are located, under subleases expiring in March 2002;

  . 12,771 square feet in Newark, New Jersey where our second New York area POP is currently being built, under a lease expiring in April 2009;

  .  12,000 square feet in San Francisco under a lease expiring in January 2004.

  . 5,300 square feet in Chicago, Illinois where our Chicago POP is located, under a lease expiring in June 2002;

  . 4,900 and 2,400 square feet in Sydney and Melbourne, Australia; 4,300 square feet in Hong Kong; 1,340 square feet in Singapore; and 2,962 square feet in Tokyo, Japan, of office space and housing for telecommunications equipment through leases acquired as part of the Saturn acquisition;

  . 2,200, 450 and 175 square feet, primarily for telecommunications equipment housing in Paris, France, and Zurich and Geneva, Switzerland, respectively; and

  . Various smaller spaces under lease or collocation agreements for telecommunications equipment housing in Frankfurt, Milan, New York, Chicago, Los Angeles and San Jose.

  We occupy the following portions of IPC-leased space:

  . 24,500 square feet in New York City where our executive and U.S. sales headquarters is located, under leases expiring in November 2002;

  . 8,400 square feet in London, England, where our European headquarters and London network operations center are located, under leases expiring in December 2010; and

  . Various spaces, with square footage between 750 and 3,000 in Atlanta, Georgia, Boston, Massachusetts, Chicago, Illinois, Houston, Texas, Los Angeles, California and Toronto, Canada, where our branch sales and operations personnel and telecommunications equipment are located.

  Our use of and the costs associated with the facilities occupied under IPC leases are outlined under certain provisions of our inter-company agreement with IPC. Typically, charges for such facilities are allocated pro-rata, based upon the relative percentage of space occupied by us or IPC, with company-specific charges applied directly to the respective company.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

  Except for claims and lawsuits arising in the normal course of business and the license and regulatory proceedings described under "Business- Regulatory Environment", the Company and its subsidiaries are not involved in any pending material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

   None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
            MATTERS
            -------

  The common stock of IXnet, Inc, has been traded on the NASDAQ National Market (NASDAQ Symbol: EXNT) since the completion of our initial public offering ("IPO") on August 12, 1999 (Registration Statement on Form S-1 No. 333-79079). Prior to that date, IPC owned 100% of the outstanding common stock. Since the IPO, the price for our common stock for the fiscal year ended September 30, 1999 have ranged from a high of $24.56 to a low of $13.75.

  There were 14 institutional holders of record of the Company's stock at the close of business on December 6, 1999. This number does not include persons whose shares are held by a bank, brokerage house or clearing company.

  In connection with the IPO, IPC retained 43,100,000 restricted shares of common stock as of September 30, 1999 and issued 500,000 restricted shares of its common stock as part of the purchase price for a strategic agreement.

  We have not paid, nor do we anticipate paying in the foreseeable future, any cash dividends on our common stock. We intend to retain any earnings for use in our growth and ongoing operations. If we decide to pay dividends in the future, such dividends would be subject to certain limitations in IPC's credit agreement and the indenture for IPC's senior discount notes.

  We sold 6,500,000 common shares through our IPO on August 12, 1999. On August 30, 1999, the over-allotment option was exercised and an additional 975,000 shares were sold. Total aggregate proceeds, net of underwriting commissions of approximately $7.6 million and offering expenses of approximately $2.5 million, were approximately $102 million. The net offering proceeds have the following intended uses:

  . Approximately $55 million has been invested in U.S. investment grade and government securities and approximately $35 million is held in cash equivalent accounts. These amounts will be used for continued deployment and expansion of our Extranet, as well as possible future acquisitions, strategic alliances or investments in property or assets used in our business.

  . Approximately $10 million has been committed to a strategic agreement including the license of certain software products to enhance our network intelligence.

  . Approximately $16 million has been committed to investments in IRU's and bandwidth capacity.

  . $10 million has been spent to fund investments in network telecommunications equipment in our continuing expansion of our network and build-out of our points of presence.

None of the payments indicated above were direct or indirect payments to entities that were (i) directors, officers or their associates, (ii) greater than 10% owners of any of our equity securities or (iii) our affiliates.

ITEM 6.      SELECTED CONSOLIDATED AND COMBINED FINANCIAL DATA

  The statement of operations and statement of cash flow data for the years ended September 30, 1999, 1998, and 1997 and the balance sheet data as of September 30, 1999 and 1998, have been derived from our Consolidated and Combined Financial Statements, audited by PricewaterhouseCoopers LLP, included elsewhere in this Annual Report 10-K filing. The statement of operations and statement of cash flow data for the year ended September 30, 1996 and the balance sheet data as of September 30, 1997, have been derived from our audited consolidated financial statements which do not appear in the Annual Report on Form 10-K. The statement of operations and statement of cash flow data for the year ended September 30, 1995 and the balance sheet data as of September 30, 1996 and 1995 have been derived from our unaudited consolidated financial statements which do not appear in this Annual Report on Form 10-K.

  Our results of operations for the year ended 1998 include the consolidated results of operations of International Exchange Networks and its subsidiaries combined with the results of operations of MXNet, Inc. ("Mxnet") from February 13, 1998. Additionally, our results of operations for the year ended September 30, 1999 include the consolidated results of operations of Saturn Global Network Services Holdings, Ltd. ("Saturn") from December 18, 1998. See discussion in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The information contained below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated and Combined Financial Statements and the notes thereto included elsewhere in the Annual Report on Form 10-K.

                                                                         Year Ended September 30,
                                                   --------------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                   ------------  ------------  ------------  ------------  ------------
                                                                (In thousands, except per share amounts)
Statement of Operations Data:
 Revenue.........................................     $ 73,615      $ 35,853      $ 17,838       $ 3,459       $    --
 Cost of revenue (exclusive of depreciation                                                                        500
  and amortization shown separately
  below).........................................       73,097        35,652        19,823         4,406            --
 Sales and marketing expense.....................       13,063         8,455         4,172         1,057            --
 General and administrative expense..............        8,312         5,001         3,439         2,868           229
 Depreciation and amortization...................       21,575         9,060         3,460           998            --
 Special charge (1)..............................           --         1,350            --            --            --
   Stock compensation charge.....................        9,079            --            --            --            --
                                                      --------      --------      --------       -------       -------
 Loss from operations............................      (51,511)      (23,665)      (13,056)       (5,870)         (729)
 Interest expense, net...........................       (6,999)       (3,527)       (2,040)         (247)           (3)
 Other income (expense), net.....................          336            26           117            --            49
                                                      --------      --------      --------       -------       -------
  Loss before provision for income taxes.........      (58,174)      (27,166)      (14,979)       (6,117)         (683)
 Provision for income taxes......................        1,293           473           229            62            --
                                                      --------      --------      --------       -------       -------
  Net loss.......................................     $(59,467)     $(27,639)     $(15,208)      $(6,179)      $  (683)
                                                      ========      ========      ========       =======       =======
 Basic and diluted loss per share................       $(1.35)       $(0.64)       $(0.35)       $(0.14)       $(0.02)
                                                      ========      ========      ========       ========      =======
 Basic and diluted weighted average common
  Shares outstanding.............................       44,085        43,100        43,100        43,100        43,100
                                                      ========      ========      ========       =======       =======



                                                                          Year Ended September 30,
                                                     -------------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                     -----------  ------------  ------------  ------------  ------------
                                                                  (In thousands, except per share amounts)
Cash Flow and Other Operating Data:
 Cash used in operating activities.................    $(29,114)     $(15,093)     $(14,669)      $(6,240)       $ (576)
 Cash used in investing activities.................     (87,278)      (13,772)       (3,495)       (4,858)           --
 Cash provided by financing activities.............     181,895        29,829        16,604         7,591         5,735
 EBITDA (2)........................................     (20,857)      (14,605)       (9,596)       (4,872)         (729)
 Capital expenditures..............................      24,208        12,930         3,495         4,858            --


                                                                               September 30,
                                                     -----------------------------------------------------------------
                                                        1999         1998          1997         1996          1995
                                                     ----------  ------------  ------------  -----------  ------------
                                                                              (In thousands)
Balance Sheet Data:
 Cash and cash equivalents.........................    $ 39,020     $  1,255       $   525       $ 1,616        $5,159
 Total assets......................................     248,038       60,332        27,646        13,703         6,431
 Note payable to parent (3)........................      52,122       43,629        20,072         7,026         1,474
 Notes payable, net of current portion.............       4,854           --            --            --            --
 Lease obligations, net of current portion.........      15,412       11,570         9,576         3,429            --
 Total stockholder's equity (deficit)..............     122,869      (14,959)       (8,581)          890         4,845

(1) Special charge represents bonuses and payments for cancellation of stock options in connection with the IPC leveraged recapitalization. See Note 5 of Notes to our Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2) EBITDA represents operating income before interest, income taxes, depreciation and amortization expenses. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and others in the telecommunications industry. EBITDA is not necessarily comparable with similarly titled measures used by other companies. EBITDA for the year ended September 30, 1999 excludes the stock compensation charge of $9.1 million.

(3) The September 30, 1999 note payable to parent represents amounts due to IPC and is net of the capitalization to paid-in capital of $73.0 million as of March 31, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis should be read together with our Consolidated and Combined Financial Statements, and related notes to these statements appearing elsewhere in this annual report.


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

  The Company is focused on providing a seamless global network and operates principally in one segment providing a variety of voice, data, and content distribution services which has been specifically designed to meet the
specialized requirements of the financial services industry.   All of our
revenue is derived from our global network.

     In 1995, we began building our Extranet and offering voice and data services. We funded the initial construction of our Extranet, including capital expenditures and working capital, through inter-company investments and loans provided by our parent, IPC. As of September 30, 1999, our Extranet was comprised of two network operations centers, 3 data centers, approximately 70 points of presence, approximately 1,300 customer access nodes placed on customer premises and high capacity bandwidth facilities. Our Extranet connects approximately 500 customers in financial centers in 37 countries around the world, including New York, Chicago, Toronto, London, Frankfurt, Paris, Zurich, Hong Kong, Tokyo, Sydney and Singapore.

     We provide services tailored to meet the specialized needs of the financial services community, including managed voice and data services, virtual private network services and fully outsourced network solutions. In addition, we aggregate, host and distribute financially oriented content, such as news, research, analytics and market data, for information service providers.

     We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of September 30, 1999, we had an accumulated deficit of approximately $109.2 million. We expect to substantially increase our expenditures and operating expenses as we continue the buildout of our Extranet. We expect to incur substantial operating losses, net losses, and negative cash flow during the network buildout and as we penetrate each new market during the foreseeable future.

     On August 12, 1999, the Company completed its initial public offering ("IPO") of 6,500,000 shares at price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share.

     Total proceeds received by the Company net of commissions and expenses were approximately $102.1 million. The proceeds of the IPO are to be used to finance the continued expansion of our telecommunications network and for possible acquisitions, strategic alliances, or investments in IXnet's business.

     On September 24, 1999, we entered into a strategic agreement including the licensing of certain software products to enhance the intelligence of our network. The $20 million purchase price consists of approximately $10 million in cash and 500,000 shares of restricted IXnet common stock valued at an average closing price prior to the agreement date.

  As of September 30, 1999, IXnet had 51,075,000 shares of common stock outstanding, of which 43,100,000 shares are owned by IPC.

Components of Revenues

     We offer a full range of services to meet the needs of our customers, including the following voice and data communications services:

  . Premium voice--dedicated private voice lines connecting financial firms globally;
  .  Managed bandwidth--fully managed dedicated bandwidth facilities;
  . Outsourcing--end-to-end management of a customer's entire communications network;
  .  Switched voice--high quality voice communications services;
  . Shared internet protocol--network delivery and hosting of third party market data, research, analytics, news and other trading information to the desktop, also known as our Liquidity service; and
  .  Frame relay--dedicated transport of facilitated data applications.

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

Pricing Policies
----------------

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

     The components of pricing shared internet protocol may include the following charges paid by content providers:

  .  an access fee to connect to our Extranet;
  . a fee to deliver service to end-users; and . fees associated with housing of equipment and customer application support.

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

Long Term Agreements
--------------------

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

Cost of revenue
---------------

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

Sales and marketing expense
---------------------------

     Sales and marketing expense consists primarily of personnel costs, commissions, bad debt, travel and entertainment, marketing and advertising. We market our services to the financial services community primarily through our direct salesforce. We intend to significantly expand our salesforce within the U.S., Europe and the AsiaPacific region through the hiring of highly motivated personnel who have backgrounds in network services or experience with the specialized communication needs of the financial services community. Although we compensate our salesforce employees, in part, on a commission basis, hiring, training, integrating and retaining these new hires requires substantial expenditures in advance of any revenue realization that may arise from the sales efforts of new hires. We estimate that an average of three months elapses between the hiring of a new sales employee and the realization of recognizable productivity, and approximately another two months elapses before any significant revenues result. We expect that sales and marketing expenses will increase in the future as we expand our sales and marketing staffs to keep pace with our rapid growth both domestically and internationally but that such expenses will decrease over time as a percent of revenue.

General and administrative expense
----------------------------------

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

Depreciation and amortization
-----------------------------

     Depreciation and amortization expense includes the allocation of cost for property and equipment and goodwill over their expected useful lives. Property and equipment, excluding indefeasible rights of use, leasehold improvements and network software, are depreciated over two to five years. The cost of indefeasible rights of use are amortized over the leased term, generally 20 to 25 years, leasehold improvements are amortized over the life of the lease term, generally five years, network software is amortized over 3 years, and goodwill is amortized over periods ranging from 2.25 to 10 years.

Network expansion
-----------------

     Since the beginning of our operations, we have undertaken a program of developing and expanding our Extranet. We have made significant investments in network capacity and telecommunications equipment, including routers, customer access nodes, transmission electronics, switches, circuits and other equipment to produce a technologically advanced global extranet. Historically, a large portion of our network expense was associated with the development of our Extranet and was only undertaken based on customer demand. Subsequent to our initial public offering, we have begun to make greater network investments in certain strategic areas in anticipation of increased customer demand. Investments in customer access nodes and network capacity through acquisitions of indefeasible rights of use and the buildout of our points of presence will continue to represent significant capital expenditures and are expected to be substantially above historical levels.

Deferred Compensation
---------------------

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

     In connection with this issuance of stock options, we have recorded deferred compensation in the aggregate amount of approximately $26 million, based upon the deemed fair market value of our common stock at the date of grant. Approximately $9.1 million of the deferred compensation has been expensed during the year ended September 30, 1999, with the balance being amortized over the remaining vesting period of the options. In addition, certain of these options may be treated as variable options and may result in additional deferred compensation expense in future periods as the value of our shares changes over the vesting period.


Acquisitions and Strategic Agreements

 MXNet, Inc.
 -----------

  On February 13, 1998, IPC acquired all of the issued and outstanding common stock of MXNet, a wholly-owned subsidiary of National Discount Brokers Group, Inc., and paid $6.7 million by the issuance of a promissory note. This acquisition was accounted for using the purchase method of accounting and resulted in $5.5 million of goodwill, which is being amortized on a straight-line basis over 2.25 years. IPC contributed the shares of MXNet to us in May 1999.

 Saturn Global Network Services Holdings Limited
 -----------------------------------------------

  On December 18, 1998, International Exchange Networks acquired all of the issued and outstanding shares of Saturn from Marshalls 106 Limited. This acquisition was accounted for using the purchase method of accounting. As a result of the acquisition, we recorded approximately $49.2 million of goodwill, which is being amortized on a straight-line basis over ten years.

  The purchase price for Saturn included a cash payment of $35.7 million made through borrowings from IPC, and the issuance of a promissory note guaranteed by IPC in the amount of $7.5 million. In addition, we assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million. Under the agreement, the Marshalls note is subject to a working capital adjustment and right of offset. This working capital adjustment was settled in June 1999 resulting in a reduction of our obligation by approximately $2.0 million.

Strategic Agreement

   On September 24, 1999, the Company entered into a strategic agreement, including the licensing of certain software products to enhance the intelligence of our network for a purchase price of $20 million consisting of $10 million in cash and 500,000 shares of restricted IXnet common stock valued at an average closing price prior to the agreement date. The strategic agreement is designed to enhance our network capabilities with embedded intelligence, delivering financial enterprise integration, subject-based addressing, trading turret integration and application management capabilities.

Results of Operations

  The following table presents the components of our results of operations data as a percentage of our revenues:


                                                                      Year Ended September 30,
                                                              -----------------------------------------
                                                                  1999           1998          1997
                                                              -------------  ------------  ------------
Revenue.....................................................         100.0%        100.0%        100.0%
Cost of revenue.............................................          99.3          99.4         111.1
Sales and marketing expense.................................          17.7          23.6          23.4
General and administrative expense..........................          11.3          14.0          19.3
Depreciation and amortization...............................          29.3          25.3          19.4
Special charge..............................................          ----           3.8          ----
Stock Compensation Charge...................................          12.4          ----          ----
                                                                    ------        ------        ------
  Loss from operations......................................         (70.0)        (66.1)        (73.2)
Interest expense, net.......................................          (9.5)       (  9.8)        (11.4)
Other income (expense), net.................................           0.5           0.1           0.7
                                                                    ------        ------        ------
  Loss before provision for income taxes....................         (79.0)        (75.8)        (84.0)
Provision for income taxes..................................           1.8           1.3           1.3
                                                                    ------        ------        ------
     Net loss...............................................        (80.8)%       (77.1)%       (85.3)%
                                                                    ======        ======        ======

Historical Operating Trends

  Operating costs are increasing in each of the periods presented but decreasing as a percentage of revenue. We expect these costs to continue to increase in dollars due to the continued expansion and buildout of the network but decrease as a percentage of revenue due to the continued expected increase in revenues.

Comparison of the year ended September 30, 1999 to the year ended September 30, 1998

  Revenue. Revenue was $73.6 million for the year ended September 30, 1999, an increase of $37.7 million, or 105.0%, from $35.9 million for the year ended September 30, 1998. Of this increase, $22.7 million related to revenues from Saturn which was acquired in December 1998. The balance of the increase was primarily due to increased revenue from the growth in our overall customer base.

  Cost of revenue. Cost of revenue was $73.1 million for the year ended September 30, 1999, an increase of $37.4 million, or 104.8%, from $35.7 million for the year ended September 30, 1998. The increase was primarily due to increased leased circuit costs and, to a lesser extent, the increase in operations personnel. This increase was due to the expansion of our points of presence, increased engineering support and the build out of the network ahead of revenue growth.

  Sales and marketing expense. Sales and marketing expense was $13.1 million for the year ended September 30, 1999, an increase of $4.6 million, or 54.1%, from $8.5 million for the year ended September 30, 1998. This increase was primarily due to the growth in our sales force and related support personnel.

  General and administrative expense. General and administrative expense was $8.3 million for the year ended September 30, 1999, an increase of $3.3 million, or 66.0%, from $5.0 million for the year ended September 30, 1998. This increase was primarily due to an increase in the costs of certain shared administrative and general services provided by IPC, personnel costs related to internal growth and acquisitions, and, to a lesser extent, higher occupancy and professional fees.

  Depreciation and amortization. Depreciation and amortization was $21.6 million for the year ended September 30, 1999, an increase of $12.5 million, or 137.4%, from $9.1 million for the year ended September 30, 1998. This increase was primarily due to the increase in property, plant and equipment in connection with the expansion of our network and the $4.6 million of amortization of goodwill associated with the Saturn acquisition.

  Special charge. In April 1998, IPC completed a recapitalization. In connection with the recapitalization, certain IXnet employees received bonuses and payments in the aggregate of $1.4 million in consideration of the cancellation of their IPC stock options.

  Stock compensation charge. The Company recognized approximately $9.1 million in stock compensation expense during 1999 related to stock options issued in connection with the initial public offering. The deferred compensation balance in equity, $16.8 million, will be amortized over the remaining vesting period which is approximately 45 months.

  Interest expense, net. Interest expense, net was $7.0 million for the year ended September 30, 1999, an increase of $3.5 million, or 100.0%, from $3.5 million for the year ended September 30, 1998. This increase was primarily due to higher average borrowings from IPC during the year in order to fund the Saturn acquisition, losses from operations, debt service payments and capital expenditures. Also contributing to the increase in interest expense, net, were increased capital lease obligations related to certain network assets acquired.

    Provision for income taxes. The provision for income taxes consisted of primarily foreign taxes in 1999 and 1998. The Company is included in the IPC consolidated tax return and the benefits of the NOL's realized on the consolidated return are recorded as capital contributions.

  .

 Comparison of the year ended September 30, 1998 to the year ended September 30, 1997

  Revenue. Revenue was $35.9 million for the year ended September 30, 1998, an increase of $18.1 million, or 101.7% from $17.8 million for the year ended September 30, 1997. Approximately $15.6 million of the increase was primarily due to growth in our customer base. The balance of the increase was primarily due to the MXNet acquisition.

  Cost of revenue. Cost of revenue was $35.7 million for the year ended September 30, 1998, an increase of $15.8 million, or 79.9%, from $19.8 million for the year ended September 30, 1997. The increase was primarily due to expanding and maintaining the leased bandwidth to service customer growth on our Extranet. The largest component of cost of revenue was leased circuit costs.

  Sales and marketing expense. Sales and marketing expense was $8.5 million for the year ended September 30, 1998, an increase of $4.3 million, or 102.7%, from $4.2 million for the year ended September 30, 1997. This increase was primarily due to an increase in sales and related personnel and an increase in the provision for bad debts.

  General and administrative expense. General and administrative expense was $5.0 million for the year ended September 30, 1998, an increase of $1.6 million, or 45.4%, from $3.4 million for the year ended September 30, 1997. The increase was primarily due to additional personnel and an increase in the allocation of certain shared administrative and general expenses provided by IPC.

  Depreciation and amortization. Depreciation and amortization was $9.1 million for the year ended September 30, 1998, an increase of $5.6 million, or 161.9%, from $3.5 million for the year ended September 30, 1997. This increase was primarily due to the increase in property, plant and equipment during the year ended September 30, 1998, as well as $1.5 million of goodwill amortization associated with the MXNet acquisition.

  Special charge. In April 1998, IPC completed its recapitalization and certain of our employees received $1.4 million in bonus payments in consideration of the cancellation of their IPC stock options.

  Interest expense, net. Interest expense, net was $3.5 million for the year ended September 30, 1998, an increase of $1.5 million, or 72.9%, from $2.0 million for the year ended September 30, 1997. The increase was primarily due to higher average borrowings from IPC to fund operations, the MXNet acquisition, debt service payments and capital expenditures, as well as interest expense on increased capital lease obligations associated with certain capital expenditures.

  Provision for income taxes. The provision for income taxes consisted of foreign taxes in 1998 and 1997. The Company is included in the IPC consolidated tax return and the benefits of the NOL's realized on the consolidated return are recorded as capital contributions.

Quarterly Results

  The following tables set forth certain unaudited quarterly financial data, and such data expressed as a percentage of revenue, for the years ended September 30, 1999 and 1998. We believe that the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                   Quarter Ended
                                             --------------------------------------------------------------------------------------
                                                            Fiscal Year 1999                            Fiscal Year 1998
                                             --------------------------------------------------------------------------------------
                                                Dec 31     Mar 31     June 30    Sept 30      Dec 31    Mar 31   June 30    Sept 30
                                               ---------  ---------  ---------  ---------    --------  --------  --------  ---------
Revenue......................................   $12,752    $19,859   $ 20,038   $ 20,966     $ 7,390   $ 7,928   $ 9,917    $10,618
Cost of revenue (exclusive of
 depreciation and amortization shown
 separately below)...........................    12,458     18,476     20,093     22,070       7,770     7,643     9,439     10,800
Sales and marketing expense..................     2,092      2,786      3,377      4,808       1,352     1,861     2,247      2,995
General and administrative expense...........     1,215      1,600      2,078      3,419         762     1,569     1,472      1,198
Depreciation and amortization................     3,922      5,586      5,297      6,770       1,289     1,635     2,692      3,444
Special charge...............................        --         --         --         --          --        --     1,350         --
Stock compensation charge....................        --         --      7,881      1,198          --        --        --         --
                                                -------    -------   --------   --------     -------   -------   -------    -------
Loss from operations.........................   $(6,935)   $(8,589)  $(18,688)  $(17,299)    $(3,783)  $(4,780)  $(7,283)   $(7,819)
                                                =======    =======   ========   ========     =======   =======   =======    =======
  EBITDA(1)..................................   $(3,013)   $(3,003)  $ (5,510)  $ (9,331)    $(2,494)  $(3,145)  $(4,591)   $(4,375)

                                                                                  Quarter Ended
                                             --------------------------------------------------------------------------------------
                                                           Fiscal Year 1999                             Fiscal Year 1998
                                             --------------------------------------------------------------------------------------
                                                 Dec 31    Mar 31    June 30    Sept 30       Dec 31    Mar 31   June 30    Sept 30
                                                -------   --------   --------   --------     -------   -------   -------    -------
Revenue  ....................................    100.0 %    100.0 %    100.0 %    100.0 %     100.0 %   100.0 %   100.0 %    100.0 %
Cost of revenue (exclusive of
 depreciation and amortization shown
 separately below)  .........................      97.7       93.0      100.3      105.3       105.1      96.4      95.2      101.7
Sales and marketing expense  ................      16.4       14.0       16.9       22.9        18.3      23.5      22.7       28.2
General and administrative expense  .........       9.5        8.1       10.4       16.3        10.3      19.8      14.8       11.3
Depreciation and amortization  ..............      30.8       28.1       26.4       32.3        17.4      20.6      27.2       32.4
Special charge  .............................        --         --         --         --          --        --      13.6         --
Stock compensation charge  ..................        --         --       39.3        5.7          --        --        --         --
                                                -------    -------   --------   --------     -------   -------   -------    -------
Loss from operations  .......................    (54.4)%    (43.2)%    (93.3)%    (82.5)%     (51.2)%   (60.3)%   (73.4)%    (73.6)%
                                                =======    =======   ========   ========     =======   =======   =======    =======
  EBITDA(1)   ...............................    (23.6)%    (15.1)%    (27.5)%    (44.5)%     (33.8)%   (39.7)%   (46.3)%    (41.2)%

(1) EBITDA represents operating income before interest, income taxes, depreciation and amortization expenses. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and others in the telecommunications industry. EBITDA is not necessarily comparable with similarly titled measures used by other companies. EBITDA for the three months ended June 30, 1999 and September 30, 1999 excludes the stock compensation charge of $7.9 million and $1.2 million, respectively.

  Our quarterly operating results will continue to fluctuate from period to period for the foreseeable future depending upon such factors as:

  . the success of our efforts to expand our customer base, and to sell additional services to our existing customer base,
  . changes in the timing of expenditures relating to the continued expansion of our Extranet,
  . the success of our efforts to add content providers to our Extranet, . the development of new service offerings, . changes in pricing policies by us or our competitors, . the growth in our salesforce, and

  .  the timing of acquisitions.

  In view of the significant historical growth of our operations, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future. We expect to focus in the near term on building and increasing our customer base and increasing our Extranet utilization both through internal growth and through acquisitions which may require us from time to time to increase our expenditures for personnel, marketing, global network infrastructure and the development of new services offerings.


Liquidity and Capital Resources

  Since the commencement of our operations in 1995, we have relied primarily on IPC to fund our operating cash requirements, property, plant and equipment expenditures, debt service payments and acquisitions. We have also obtained financing for certain of our network equipment, which is either guaranteed by IPC and/or partially supported by letters of credit issued under IPC's credit agreement. In addition, we obtained certain seller financing for the Saturn acquisition, which has been guaranteed by IPC. From inception to September 30, 1999, the aggregate net amount of inter-company funding, exclusive of guarantees and letters of credit, was approximately $125.1 million, of which $73.0 million was contributed to equity effective March 31, 1999.

  Initial Public Offering: On August 12, 1999 we completed our initial public offering of 6,500,000 shares at a price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share. Total proceeds received by IXnet net of commissions and expenses were approximately $102.1 million. The proceeds of the initial public offering are to be used to finance the continued expansion of IXnet's telecommunications network and for possible acquisitions, strategic alliances, or investments in IXnet's business.

  Financing arrangements. Subject to the terms and conditions of the inter-company agreement, IPC has agreed to continue to provide us with ongoing financing and to obtain letters of credit on our behalf. The amount available under the inter-company agreement will start at $6.25 million and increase by that amount quarterly thereafter, up to an aggregate of $50 million during the period beginning July 1, 1999 through June 30, 2001. On June 30, 2001, all amounts loaned and outstanding under the inter-company agreement will become immediately due and payable. In addition, IPC, in its sole discretion, will continue to provide guarantees of our obligations.

  IPC has primarily two sources of funds from which it can fund our working capital needs. The first is from its cash flow and the second is through its $65 million secured credit facility, consisting of a $20 million term loan facility and a revolving credit facility of up to $45 million. However, IPC will not make loans to us, obtain letters of credit on our behalf or provide us with guarantees if, such requests would be prohibited under IPC's credit agreement; would result in a default or event of default under IPC's agreement; or would result in a default or event of default under the indenture for IPC's senior discount notes.

  All borrowings under the inter-company agreement will be evidenced by demand notes. However IPC has agreed not to demand payment on those notes until June 30, 2001, unless a default or an event of default under IPC's credit agreement or a change in control occurs. In either case, all amounts owing under the inter-company agreement will be immediately due and payable upon demand. A change in control will occur if IPC ceases to own at least 50% of our voting securities.

  Under the inter-company agreement, all currently outstanding and any future loans from IPC will be made at a rate per annum equal to 2% over the base rate under IPC's credit agreement. The base rate under IPC's credit agreement is equal to the higher of the rate of interest announced publicly by Citibank, N.A. at its head office in New York as its base rate or 1/2 of 1% per annum above the federal funds rate.

  In addition, any amounts loaned by IPC to us which are outstanding on July 1, 1999 will bear interest at a rate equal to 2% over the base rate and will not reduce the amount of funding that will be available to us.

  The intercompany agreement provides that the letters of credit or guarantees provided by IPC which were outstanding on July 1, 1999 of $5.75 million shall continue in full force and effect on their same terms and conditions until their expiration. Loans from IPC and letters of credit procured by IPC which were outstanding on July 1, 1999 do not reduce the amounts available to us under the inter-company agreement.

  We will reimburse IPC for the applicable costs, fees and charges incurred by IPC in obtaining letters of credit or for providing guarantees to us after July 1, 1999 or payments made by IPC in connection with any enforcement by third parties of such letters of credit and guarantees. All other costs under IPC's credit agreement will continue to be borne by IPC.

  The intercompany agreement also provides for the allocation between us and IPC of certain allowances and limitations provided for in IPC's credit agreement, which include sales of assets, investments and the amount of debt that may be incurred.

 Cash Flows

  Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, particularly accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. During the three years ended September 30, 1999, our net losses were the primary component of net cash used in operating activities, offset by significant non-cash depreciation and amortization expenses. Net cash used in operating activities was $29.1 million for the year ended September 30, 1999, as compared to $15.1 million for the year ended September 30, 1998.

  Cash used in investing activities was $87.3 million for the year ended September 30, 1999, compared to $13.8 million for the year ended September 30, 1998. The components of cash used in investing activities during the year ended September 30, 1999, resulted from $34.7 million used for the Saturn acquisition as well as $24.2 million used for expenditures of property, plant, and equipment, which consisted primarily of network equipment. Furthermore, $28.4 million of the initial public offering proceeds are being invested in short-term commercial paper. For the year ended September 30, 1997, total additions to fixed assets were $13.2 million, of which $9.7 million was financed and $3.5 million was expended in cash.

  Cash provided by financing activities was $181.9 million for the year ended September 30, 1999, compared to $29.8 million for the year ended September 30, 1998. The two largest components of cash used in financing activities for the year ended September 30,1999, resulted from net proceeds of approximately $102.1 million from the completion of our initial public offering and approximately $82.6 million in borrowings from IPC. The increase in borrowings was due to funding for the Saturn acquisition, losses from operations, debt service payments, costs associated with our initial public offering, and capital expenditures.

 Commitments, Capital Expenditures and Future Financing Requirements

  As of September 30, 1999, we had capital lease commitments to certain telecommunications vendors totaling $21.1 million payable in various years through 2004 of which $7.6 million were due within one year. Additionally, as of September 30, 1999, we were obligated to make future minimum lease payments for property, leased circuits and equipment of $43.7 million under non-cancelable operating leases expiring in various years through 2005.

  Capital expenditures, funded through IPO proceeds and borrowings from IPC, were $24.2 million for the year ended September 30, 1999. In addition, we had notes in the aggregate amount of $19.4 million outstanding as of September 30, 1999 consisting of $9.4 million due to the former shareholders of Saturn and $10.0 million in connection with the strategic agreement entered into in September 1999. As of September 30, 1999, $14.5 million is payable within one year.

  Installation of customer access nodes, acquisition of indefeasible rights of use and the buildout of our points of presence are expected to be our most significant capital expenditure items over the next 12 months. We expect to continue to acquire high capacity bandwidth to enhance our global network capabilities in North America, Europe and the Asia/Pacific region which would be accompanied by capital expenditures in the deployment of points of presence. We expect that our purchase of property and equipment will increase substantially from historic levels and that the net proceeds from the initial public offering, along with third party equipment financing arrangements, should be sufficient to meet our needs for property and equipment for the next 12 months.

  As of September 30, 1999, we had available cash and cash equivalents of $39.0 million and restricted cash of $26.5 million in connection with the strategic agreement and future payments for IRU's. We are currently generating operating losses and expect to continue to do so for the foreseeable future. Under the indenture for IPC's senior discount notes, the net proceeds from our initial public offering is limited in its use to fund our working capital needs. We believe that we will need additional working capital, along with the funding of our debt obligations, which consist of capital lease obligations, installment payments for indefeasible rights to use international cable systems, and payments on the notes to Saturn. Payments in connection with the strategic agreement installment note and payments for certain IRU's are made against the restricted cash balance. Under IPC's credit agreement and our inter-company agreement with IPC, we are restricted from seeking additional debt or equity financing other than debt financing from IPC for working capital and other operating costs. Accordingly we expect to continue to rely upon IPC to fund these requirements.

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


Other Possible Strategic Relationships and Acquisitions

  We intend to make strategic acquisitions as appropriate opportunities arise to expand our service offerings, expand our Extranet and/or increase our customer base. See "Overview" located in the beginning of this section.


Foreign Exchange Rate Risk

  We conduct our business in more than 37 countries, and transactions from these foreign operations are denominated in local currencies. With respect to these foreign operations, we are exposed to foreign currency fluctuations for our net working capital positions. Foreign currency fluctuations historically have not had a significant impact on our revenues or operating results. We currently do not have a foreign exchange hedging program; however, we may implement a program to mitigate foreign currency transaction risk in the future. Although our foreign operations are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on our
results of operations or liquidity.   A significant and growing portion of our
business is from our international operations, and changes in the global economy, foreign tax laws, international business practices and currency exchange rates could adversely affect our business.

  On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material adverse effect on the Company's business or financial condition.

Effects of Recently Issued Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for
derivative instruments and hedging activities.   The effective date of this
standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which was issued on June 30, 1999. The Company does not currently use derivative financial instruments.

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

  Our state of readiness. We have assessed and completed implementing and validating the Year 2000 readiness of our customer access nodes, the communications equipment in our points of presence, network management systems, and internal accounting, billing and office systems. Certain of our customer access nodes required hardware and software updates, which, in many cases, necessitated one or more site visits. We have contracted with the original equipment manufacturer of some of our customer access nodes to complete such updates. These updates have been completed. We believe that all of the communications equipment in our points of presence is currently Year 2000 ready. Our network management systems have been upgraded and are Year 2000 ready. In August 1999, we converted to our new internal accounting enterprise-wide system which is Year 2000 ready. Our new billing system has been purchased from a third-party source and is being tailored to our specific requirements and has been stated to be Year 2000 ready. Our office systems, which are comprised primarily of personal computers, file servers and routers, as well as software applications, are Year 2000 ready.

  Throughout the year we obtained Year 2000 readiness documentation from suppliers of our domestic and international communication bandwidth. We have evaluated the potential risk of certain suppliers that may not be Year 2000 ready. We anticipate such suppliers will be located outside of the areas where the majority of our customers are located. We have mailed Year 2000 readiness packages notifying all of our customers of the potential risk that suppliers from these areas may not be Year 2000 ready. The package also contains specific instructions to be followed in the event one of our customers does experience service interruption.

  Costs. Most of our expenses in connection with Year 2000 readiness have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 readiness matters. Our costs associated with Year 2000 readiness issues, excluding the cost of implementing our new accounting system which is being borne by IPC, is currently anticipated to be approximately $2.3 million all of which has been incurred or committed.

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

  In a SEC release earlier this year regarding Year 2000 disclosure, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios:

  .  widespread failure of electrical, gas, and similar suppliers serving us;

  . widespread disruption of the services provided by common communications carriers;

  . disruption to the means and modes of transportation for us and our employees, contractors, suppliers and customers;

  . significant disruption to our ability to gain access to, and remain working in, office buildings and other facilities;

  . the failure of our mission-critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities; and

  .  the failure of third-party banking and finance systems.

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

       Contingency plans.   We have completed the development of contingency
plans. The results of our enterprise-wide system conversion and responses received from vendors and service providers have been taken into account in determining the nature and extent of our contingency plans.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rate Risk

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practice evolve and could have an adverse impact on our financial results. The Company's foreign exchange rate risk exposure relates to nondollar-denominated sales in the European and Asian marketplace, as well as foreign denominated debt. We currently do not hedge against these currencies and could suffer unanticipated gains or losses as a result.

Interest Rate Risk

     The Company is exposed to changes in interest rates primarily from its outstanding debt and its investments in certain marketable securities. The interest rate for all outstanding debt is variable and therefore will fluctuate with market conditions. As a result, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on its financial condition and results of operations. The Company's marketable securities consist of fixed income investments in the form of short-term commercial paper. The Company continually monitors its exposure to changes in interest rates from its marketable securities. Accordingly, the Company believes that the effects of changes in interest rates are limited, however, significant increases in interest rates could have a significant impact on the financial condition or results of operations of the Company. However, it is possible that the Company is at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate, which could have a material affect on financial condition and results of operations.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Report of Independent Accountants
                       ---------------------------------

To the Stockholders
of IXnet, Inc.:

  In our opinion, the consolidated and combined financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of IXnet, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
November 30, 1999

                                  IXNET, INC.

                   CONSOLIDATED AND COMBINED BALANCE SHEETS

                (Amounts in thousands, except per share amount)

                                ---------------



                                                                                          September 30,
                                                                                    --------------------------
                                                                                        1999          1998
                                                                                    ------------  ------------

                                      ASSETS
Current assets:
   Cash and cash equivalents......................................................    $  39,020      $  1,255
       Marketable securities......................................................       28,357            --
       Marketable securities, restricted..........................................       20,435            --
   Accounts receivable, net.......................................................       17,824         9,844
   Prepaids and other current assets..............................................        5,505         2,707
                                                                                      ---------      --------

      Total current assets........................................................      111,141        13,806
Property and equipment, net.......................................................       80,170        36,351
Long term marketable securities, restricted.......................................        6,065            --
Goodwill, net.....................................................................       49,773         9,023
Other assets......................................................................          889         1,152
                                                                                      ---------      --------

      Total assets................................................................    $ 248,038      $ 60,332
                                                                                      =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...............................................................    $  10,198      $  7,028
   Accrued liabilities............................................................       22,445         9,007
   Current portion of capital leases..............................................        5,636         4,057
   Current portion of notes payable...............................................       14,502            --
                                                                                      ---------      --------

      Total current liabilities...................................................       52,781        20,092
Note payable to parent............................................................       52,122        43,629
Lease obligations, less current portion...........................................       15,412        11,570
Notes payable, less current portion...............................................        4,854            --
                                                                                      ---------      --------

      Total liabilities...........................................................      125,169        75,291
                                                                                      ---------      --------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock--$0.01 par value, authorized 100,000 shares;
     51,075 and 43,100 shares issued and outstanding at
       September 30, 1999 and 1998, respectively..................................          511           431
   Paid-in Capital................................................................      249,080        33,830
   Accumulated deficit............................................................     (109,176)      (49,709)
       Deferred compensation......................................................      (16,797)           --
   Accumulated other comprehensive (loss) income..................................         (749)          489
                                                                                      ---------      --------

      Total stockholders' equity (deficit)........................................      122,869       (14,959)
                                                                                      ---------      --------

      Total liabilities and stockholders' equity (deficit)........................    $ 248,038      $ 60,332
                                                                                      =========      ========


          See Notes to Consolidated and Combined Financial Statements

                                  IXNET, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                ---------------




                                                                       Year ended September 30,
                                                               ----------------------------------------
                                                                   1999          1998          1997
                                                               ------------  ------------  ------------

Revenue  .                                                        $ 73,615      $ 35,853      $ 17,838
Cost of revenue (exclusive of depreciation and
 amortization shown separately below)........................       73,097        35,652        19,823
Sales and marketing expense..................................       13,063         8,455         4,172
General and administrative expense...........................        8,312         5,001         3,439
Depreciation and amortization................................       21,575         9,060         3,460
Special charge...............................................           --         1,350            --
Stock compensation charge...................................         9,079            --            --
                                                                  --------      --------      --------

      Loss from operations...................................      (51,511)      (23,665)      (13,056)
Interest expense, net........................................       (6,999)       (3,527)       (2,040)
Other income (expense), net..................................          336            26           117
                                                                  --------      --------      --------

      Loss before provision for income
       Taxes.................................................      (58,174)      (27,166)      (14,979)
Provision for income taxes...................................        1,293           473           229
                                                                  --------      --------      --------

      Net loss...............................................     $(59,467)     $(27,639)     $(15,208)
                                                                  ========      ========      ========


Basic and diluted loss per share.............................       $(1.35)       $(0.64)       $(0.35)
                                                                  ========      ========      ========

Basic and diluted weighted average number of
 shares outstanding..........................................       44,085        43,100        43,100
                                                                  ========      ========      ========




          See Notes to Consolidated and Combined Financial Statements.

                                  IXNET, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                ---------------

                                                                                                     Year ended
                                                                                                    September 30,
                                                                                           -------------------------------
                                                                                             1999       1998       1997
                                                                                           ---------  ---------  ---------
Cash flows from operating activities:
  Net loss...............................................................................  $(59,467)  $(27,639)  $(15,208)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization  ........................................................    15,656      6,865      3,279
  Amortization of goodwill  .............................................................     5,919      2,195        181
  Provision for doubtful accounts  ......................................................     1,693      1,674        325
  Deferred compensation charges..........................................................     9,079         --         --
  Changes in operating assets and liabilities:
     Trade receivables  .................................................................    (6,190)    (5,957)    (3,178)
     Prepaids and other assets  .........................................................    (1,566)      (135)    (2,471)
     Accounts payable and accrued liabilities  ..........................................     5,762      7,904      2,403
                                                                                           --------   --------   --------

  Net cash used in operating activities  ................................................   (29,114)   (15,093)   (14,669)
                                                                                           --------   --------   --------

Cash flows from investing activities:
  Capital expenditures  .................................................................   (24,208)   (12,930)    (3,495)
  Acquisition of Saturn, net of cash acquired............................................   (34,713)        --         --
  Investment in marketable securities....................................................   (28,357)      (842)        --
                                                                                           --------   --------   --------

  Net cash used in investing activities  ................................................   (87,278)   (13,772)    (3,495)
                                                                                           --------   --------   --------

Cash flows from financing activities:
        Net proceeds from initial public offering........................................   102,775         --         --
  Financings from parent, net  ..........................................................    82,792     23,476     12,887
  Capital transactions with parent  .....................................................     3,098      9,478      5,535
  Principal payments on capital leases  .................................................    (5,214)    (3,125)    (1,818)
  Repayment of notes payable  ...........................................................    (1,556)        --         --
                                                                                           --------   --------   --------

  Net cash provided by financing activities  ............................................   181,895     29,829     16,604
                                                                                           --------   --------   --------

Effect of exchange rate changes on cash  ................................................    (1,238)      (234)       469
                                                                                           --------   --------   --------

Net increase (decrease) in cash  ........................................................    64,265        730     (1,091)
Cash and cash equivalents, beginning of period  .........................................     1,255        525      1,616
                                                                                           --------   --------   --------

Cash and cash equivalents, end of period  ...............................................  $ 65,520   $  1,255   $    525
                                                                                           ========   ========   ========

Cash paid during the period for interest.................................................  $  6,118   $  3,527   $  2,040

Non-cash investing and financing activities-
        Capital contributed by parent:
          Acquisition of remaining 20% of International Exchange Networks, Ltd.  ........  $     --   $  4,800   $     --
          Acquisition of MXNet Inc., net of cash acquired  ..............................        --      6,660         --
          Capitalization of note payable to parent  .....................................    73,000         --         --
        Installment purchase of indefeasible rights of use  .............................        --      3,600         --
        Capital lease obligations entered into during the period  .......................    10,284      6,414      9,685
        Deferred compensation in connection with grants of stock options.................    26,382         --         --
        Purchase of software in connection with the strategic agreement..................    20,000         --         --

  Acquisition of Saturn:
           Fair value of assets acquired  ...............................................  $ 58,456   $     --   $     --
           Less: Fair value of liabilities assumed and note issued  .....................    23,743         --         --
                                                                                           --------   --------   --------

  Acquisition of Saturn, net of cash acquired  ..........................................  $ 34,713   $     --   $     --
                                                                                           ========   ========   ========

          See Notes to Consolidated and Combined Financial Statements.

                                  IXNET, INC.

    CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (DEFICIT)

                                 (In thousands)

                                ----------------

                                                Common Stock
                                               --------------   Paid-in    Accumulated     Deferred
                                               Shares  Amount   Capital      Deficit     Compensation
                                               ------  ------  ----------  ------------  -------------
Balance, September 30, 1996..................   43,100   $431   $  7,357     $  (6,862)    $       --
      Paid-in capital........................       --     --      5,535            --             --
      Net loss...............................       --     --         --       (15,208)            --
      Translation adjustment.................       --     --         --            --             --
                                               -------   ----   --------     ---------    ------------
            Total comprehensive loss.........

Balance, September 30, 1997..................   43,100     431     12,892      (22,070)            --
      Paid-in capital........................       --      --     20,938           --             --
      Net loss...............................       --      --         --      (27,639)            --
      Translation adjustment.................       --      --         --           --             --
                                                ------    ----   --------    ---------    ------------
            Total comprehensive loss.........

Balance, September 30, 1998..................   43,100     431     33,830      (49,709)            --
    Issuance of common stock in initial
     public offering, net of expenses........    7,475      75    102,775           --             --
    Issuance of common stock in connection
     with strategic agreement................      500       5      9,995           --             --
    Capitalization of note payable to Parent.       --      --     73,000           --             --
    Deferred Stock Option Compensation.......       --      --     26,382           --        (26,382)
    Amortization of deferred compensation....       --      --                                  9,079
    Other deferred compensation adjustments..       --      --       (506)          --            506
    Capital contribution for IPC's
     utilization of tax benefits.............       --      --      3,604           --             --
      Net loss...............................       --      --         --      (59,467)            --
      Translation adjustment.................       --      --         --           --             --
                                                ------    ----   --------    ---------    ------------
            Total comprehensive loss.........

Balance, September 30, 1999..................   51,075    $511   $249,080    $(109,176)      $(16,797)
                                                ======    ====   ========    =========    ============

                                                   Accumulated
                                                      Other
                                                  Comprehensive                 Comprehensive
                                                  Income (Loss)       Total          Loss
                                                -----------------   ----------  --------------
Balance, September 30, 1996..................             $   (36)   $    890        $     --
      Paid-in capital........................                  --       5,535              --
      Net loss...............................                  --     (15,208)       $(15,208)
      Translation adjustment.................                 202         202             202
                                                          -------    --------        --------
            Total comprehensive loss.........                                        $(15,006)
                                                                                     ========
Balance, September 30, 1997..................                 166      (8,581)
      Paid-in capital........................                  --      20,938
      Net loss...............................                  --     (27,639)       $(27,639)
      Translation adjustment.................                 323         323             323
                                                          -------    --------        --------
            Total comprehensive loss.........                                        $(27,316)
                                                                                     ========
Balance, September 30, 1998..................                 489     (14,959)
    Issuance of common stock in initial
     public offering, net of expenses........                  --     102,850              --
    Issuance of common stock in connection
     with strategic agreement................                  --      10,000              --
    Capitalization of note payable to Parent.                  --      73,000              --
    Deferred Stock Option Compensation.......                  --          --              --
    Amortization of deferred compensation....                  --       9,079              --
    Other deferred compensation adjustments                    --          --              --
    Capital contribution for IPC's
     utilization of tax benefits.............                  --       3,604              --
      Net loss...............................                  --     (59,467)        (59,467)
      Translation adjustment.................              (1,238)     (1,238)         (1,238)
                                                          -------    --------        --------
            Total comprehensive loss.........                                        $(60,705)
                                                                                     ========
Balance, September 30, 1999..................             $  (749)   $122,869
                                                          =======    ========

          See Notes to Consolidated and Combined Financial Statements.

                                  IXNET, INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




1.   Background and Basis of Presentation:

  IXnet, Inc. ("IXnet" or the "Company") provides communications services tailored to the specialized needs of the worldwide financial services community. The Company established and operates an extranet, a global network connecting members of the financial services community as well as multiple offices within the same firm. The Company's services include globally available services including managed voice and data services, switched voice communications and content hosting and distribution of news, research, analytics and market data.

  The Company completed an initial public offering (the "Offering") of 6,500,000 shares of common stock at $15 per share on August 12, 1999. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares of common stock at $15 per share. In connection with the Offering, IXnet was incorporated in Delaware on May 4, 1999, as a wholly owned subsidiary of IPC Information Systems, Inc. ("IPC") with 2,000 shares of common stock, par value $0.01 per share, authorized, and 1,000 shares issued to IPC. Effective July 1, 1999 the Company amended its certificate of incorporation to increase its authorized shares to 100,000,000. On June 30, 1999, the Company declared a 43,100 for one stock split effective July 1, 1999, resulting in 43,100,000 shares issued and outstanding.

  On May 4, 1999, IPC contributed 100% of the outstanding common stock of International Exchange Networks, Ltd. ("IEXN") to the Company.

  IEXN was incorporated in Delaware on March 8, 1993, with 10,000 shares of common stock, par value $0.01 per share, authorized. On June 23, 1995, IPC acquired 2,280 shares of IEXN (80% of the outstanding common stock after the acquisition) and acquired the remaining 560 shares outstanding on April 30, 1998. On March 31, 1999, IPC contributed $73.0 million of IEXN's then outstanding note payable to IPC into IEXN's paid-in capital.

  MXNet Inc. ("MXNet") was incorporated in Delaware on May 24, 1996, as a wholly owned subsidiary of National Discount Brokers Group, Inc. with 3,000 shares of common stock, par value $0.01 per share, authorized. On February 13, 1998, IPC acquired the outstanding common stock of MXNet which was contributed to IEXN in May 1999.

  The financial statements present the consolidated financial position, results of operations, changes in stockholder's (deficit) equity and cash flows of IEXN and its subsidiaries combined with the financial position, results of operations, changes in stockholder's deficit and cash flows of MXNet as of and for the periods that they were under common control. Additionally, the financial statements present the issued and outstanding shares of IXnet as if they had been in place for all periods presented. The financial statements include certain corporate expenses (see Note 11) incurred by IPC that have been charged to the Company on a direct or allocated basis. Management believes these allocations are reasonable.

2.   Summary of Significant Accounting Policies:

 Principles of Consolidation and Combination

  The consolidated financial statements as of and for the year ended September 30, 1999 include the accounts of IXnet and its consolidated subsidiaries. The financial statements as of September 30, 1998 combine the historical financial information of IEXN and its consolidated subsidiaries with the historical financial information of MXNet from the date of its acquisition. Intercompany balances and transactions within and between IEXN and MXNet have been eliminated. The financial statements for the year ended September 30, 1997, include the historical financial information of IEXN and its consolidated subsidiaries.

                                  IXNET, INC.

 Cash and Cash Equivalents

  The Company places cash with high-credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.


  Marketable Securities

   Marketable securities consist of investments in short term government grade commercial paper with maturities less than 1 year. Such securities are classified as available for sale and, accordingly, are carried at fair value, which approximates cost at September 30, 1999. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Amortization of purchase premiums or accretion of discounts and realized gains and losses are included in interest income.

   On September 24, 1999, the Company entered into a strategic agreement including the licensing of certain software products to enhance the intelligence of the network. The purchase price included $10.0 million in cash to be paid in installments over six months beginning on October 30, 1999. Separately, the Company also entered into agreements to purchase indefeasible rights of use ("IRU's") over the next three years in an aggregate amount of $16.5 million. In accordance with an amendment to IPC's credit agreement revised in connection with the strategic agreement, these amounts are invested in marketable securities dedicated to satisfy these commitments.

  Accounts Receivable

  Accounts receivable relate to the billing of communication services and are net of allowance for doubtful accounts of $2.1 million and $0.6 million for the year ended September 30, 1999 and 1998, respectively.

 Revenue Recognition

  Revenues are billed and recognized monthly based on flat-rate monthly charges. Installation revenue is deferred and recognized ratably over the average contract term. Bandwidth and switched voice charges are billed and recognized monthly based on customer usage.

 Property and Equipment

  Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over their estimated useful lives or related contract terms, beginning in the year the asset is placed into service. Direct costs related to the installation of network equipment are capitalized and depreciated over the life of the asset.

 Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase acquisitions. Goodwill is amortized on a straight-line basis over the periods benefited. Goodwill includes the related amounts recorded in connection with IPC's acquisitions of IEXN and MXNet and IXnet's acquisition of Saturn. The Company assesses whether its goodwill is impaired as required by SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of".

                                  IXNET, INC.

                                ---------------

  Comprehensive Loss

   Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. Comprehensive loss includes the Company's net loss and foreign currency translation adjustments. The tax effect and reclassifications were not significant.

  Income Taxes

  The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  The Company is included in the consolidated federal income tax return of IPC and computes its federal income tax provision on a separate return basis. Under the tax sharing arrangement with its parent, the Company is reimbursed for the benefit derived from inclusion of its tax losses in the consolidated federal income tax return. Any difference between the amount of the federal income tax provision or benefit determined on a separate return basis and the amount received under the tax sharing arrangement is treated as a contribution to paid-in capital.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

 Segment Information

  In 1999, the Company adopted Statement of Financial Accounting Standards
(SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry" segment approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not effect the Company's results of operations or financial position.

 Foreign Currency Translation Adjustment

  The balance sheets and statements of operations of the Company's foreign operations are recorded using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the year-end exchange rates and revenue and expense amounts are translated at the average rates of exchange prevailing during the periods reported. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity (deficit).

                                  IXNET, INC.

                                ---------------

 Earnings Per Share

  Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalent shares of common stock options. Common stock equivalent shares are calculated using the treasury stock method. All stock options outstanding have been excluded from the computation of diluted loss per share as their effect would be antidilutive. Accordingly, there is no difference between basic and diluted EPS.


3.    Effects of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date of this standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which was issued on June 30, 1999. Management does not believe the adoption of this standard will have a material impact on the Company's operations.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.


4.   Acquisitions and Strategic Agreement:

IEXN
----

     During June 1995, IPC acquired an 80% interest in IEXN for $5.5 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $1.3 million of goodwill. Under the initial acquisition agreement, the Company is obligated to pay additional consideration to former shareholders using a formula based upon operating results and market capitalization through fiscal 2000. Based upon data as of September 30, 1999, the Company's obligation calculated under this agreement is not material. On April 30, 1998, IPC acquired the remaining 20% interest in IEXN held by two management shareholders in exchange for 457,140 shares of IPC common stock, valued at $4.8 million based upon the IPC closing share price on that date. The acquisition of the remaining interest was accounted for using the purchase method of accounting and resulted in $4.8 million of goodwill. IEXN goodwill is being amortized over seven years from the date of the original acquisition.

MXNet
-----

     In February 1998, IPC acquired, by the issuance of a promissory note in the amount of $6.7 million, all of the issued and outstanding common stock of MXNet, a wholly owned subsidiary of National Discount Brokers Group, Inc. The promissory note plus accrued interest was paid on April 8, 1998. This acquisition was accounted for using the purchase method of accounting and resulted in $5.5 million of goodwill. MXNet goodwill is being amortized over
2.25 years from the date of acquisition.

                                  IXNET, INC.

                                ---------------

     The following unaudited pro forma statement of operations data for the years ended September 30, 1998 and 1997, gives effect to the acquisition of MXNet as if it had occurred on October 1, 1997 and 1996, respectively (in thousands):

                                                                                                Year ended
                                                                                              September 30,
                                                                                   ------------------------------------
                                                                                         1998               1997
                                                                                   ----------------  ------------------
   Revenue.......................................................................         $ 36,386            $ 18,663
   Loss before provision for income taxes........................................         $(28,669)           $(18,804)

Pro forma adjustments include: (i) financial results of MXNet for the year ended September 30, 1997; (ii) financial results of MXNet from October 1, 1997 to the date of acquisition; and (iii) amortization of goodwill over 2.25 years. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the acquisition occurred at October 1, 1996 or 1997, or of the results to be achieved thereafter.

Saturn Global Network Services Holdings Ltd.
--------------------------------------------

     On December 18, 1998, the Company acquired all of the issued and outstanding common shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls"). The purchase price included the payment of cash in the amount of $35.7 million (paid by the Company through borrowings from IPC) and the issuance by the Company of a promissory note, guaranteed by IPC, in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years (the "Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25% (the "Saturn Note"). Under this agreement, the Marshalls note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction of our obligation by approximately $2.0 million. These notes, including interest, is payable in the amounts of $4.7 million, $3.2 million and $2.4 million in 2000, 2001 and 2002, respectively.

     Saturn, a UK holding company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has an established business of selling managed premium grade voice and data communication services to the financial community. The acquisition was accounted for using the purchase method of accounting and resulted in $49.2 million of goodwill. Saturn goodwill is being amortized over 10 years from the date of the original acquisition.

     The following unaudited pro forma statement of operations data for the years ended September 30, 1999 and 1998 gives effect to the Saturn acquisition as if it had occurred on October 1, 1998 and 1997, respectively (in thousands):

                                                                                                Year ended
                                                                                              September 30,
                                                                                   ------------------------------------
                                                                                         1999               1998
                                                                                   ----------------  ------------------
   Revenue.......................................................................         $ 78,414            $ 61,171
   Loss before provision for income taxes........................................         $(60,686)           $(37,834)

  Pro forma adjustments include: (i) amortization of goodwill over 10 years;
(ii) interest expense on the Saturn Note and the Marshalls Note; and (iii) interest expense on borrowings from IPC at a US bank prime rate plus two percent. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the acquisition occurred at October 1, 1998 or 1997, or of the results to be achieved thereafter.

                                  IXNET, INC.

                                ---------------

Strategic Agreement

     On September 24, 1999, IXnet entered into a $20 million strategic agreement, including the licensing of certain software products to enhance the intelligence of the network, for a purchase price consisting of $10.0 million in cash, payable within the next twelve months, and 500,000 shares of restricted IXnet common stock valued at an average closing price prior to the agreement date. The strategic agreement is intended to create a unique network infrastructure with embedded intelligence, delivering financial enterprise integration, subject-based addressing, trading turret integration and application management capabilities.

5.   IPC Merger and Special Charge:

     On April 30, 1998, Arizona Acquisition Corp. was merged into IPC (the "Merger"). In connection with the Merger, IPC issued $247.4 million aggregate principal amount at maturity of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). The Notes were issued under an indenture between IPC, as issuer, and United States Trust Company of New York, as trustee.

     The indenture contains various covenants and conditions which impose limitations on IPC and its subsidiaries (including IXnet), including, (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries,
(vi) certain transactions with shareholders and affiliates, (vii) liens, (viii) sale-leaseback transactions, (ix) asset sales, and (x) maintaining various financial ratios.

     In connection with the Merger, IEXN incurred a special charge for bonuses and the cancellation of IPC stock options of $1.4 million.


6.    Property and Equipment:

        Property and equipment is comprised of the following (in thousands):

                                                                                             September 30,
                                                                                      ---------------------------
                                                                       Useful Lives       1999           1998
                                                                      --------------  -------------  ------------

Network equipment...................................................    2 to 5 years       $ 39,700       $15,907
Network equipment under capital leases..............................         5 years         28,637        20,717
Indefeasible rights of use..........................................        IRU term          6,571         4,448
Network software....................................................         3 years         21,485            --
Office equipment and furniture......................................         5 years          6,227         3,871
Leasehold improvements..............................................      Lease term          2,524         2,127
                                                                                           --------       -------
   Total depreciable property and equipment.........................                        105,144        47,070
   Less accumulated depreciation and amortization...................                         24,974        10,719
                                                                                           --------       -------
                                                                                           $ 80,170       $36,351
                                                                                           ========       =======

  Included in accumulated depreciation and amortization at September 30, 1999 and 1998, was $10.8 million and $5.8 million, respectively, representing accumulated depreciation of network equipment under capital leases.

                                  IXNET, INC.

                                ---------------

7.   Benefit Plans:

 Pension Plans

  The Company participates in IPC's defined contribution plan covering all eligible US employees. According to plan provisions, IPC contributions are discretionary and are subject to approval by IPC's board of directors. Eligible employees may contribute 15% of their compensation up to $10,000 annually. The Company contributed $184,519, $103,000 and $48,000 to the plan on behalf of the Company's employees for the years ended September 30, 1999, 1998 and 1997.


 IPC's Stock Option and Incentive Plans

  Under IPC's 1994 Stock Option and Incentive Plan, 1998 Stock Option Plan, and 1999 Incentive Stock Option Plan certain employees of the Company received grants of stock options.

  A summary of IPC's stock option plan and changes related to employees of the Company as of September 30, 1999, 1998, and 1997, and for the years then ended is presented below.


                                                                                                              Weighted
                                                                                                              Average
                                                                                              Option          Exercise
                                                                                              Shares           Price
                                                                                          ---------------  --------------



  Outstanding at September 30, 1996.....................................................         231,000           $ 7.93
      Options granted...................................................................         186,000           $ 7.25
      Options forfeited.................................................................         (53,334)          $ 7.53
      Options exercised.................................................................         (26,666)          $ 6.83
                                                                                                --------           ------
  Outstanding at September 30, 1997.....................................................         337,000           $ 7.71
      Options forfeited.................................................................          (4,002)          $ 7.63
      Options exercised.................................................................          (4,998)          $ 8.00
      Options exercised and retired at merger...........................................        (328,000)          $ 7.70
      Options granted (1998 Option Plan)................................................         401,734           $10.50
                                                                                                --------           ------
  Outstanding at September 30, 1998.....................................................         401,734           $10.50
      Options forfeited.................................................................         (22,868)          $10.50
      Options exercised.................................................................        (160,300)          $10.50
      Options granted...................................................................         195,146           $10.50
                                                                                                --------           ------
  Outstanding at September 30, 1999.....................................................         413,712           $10.50
                                                                                                ========           ======


  There were 413,712, 0, and 53,445 options exercisable at September 30, 1999,
1998 and 1997, respectively.   The weighted average fair value per share of
options granted was $10.50, $4.10, $3.31 for the years ended September 30, 1999, 1998 and 1997, respectively. The weighted average contractual life of stock options outstanding at September 30, 1999 was 9.1 years.

                                  IXNET, INC.

                                ---------------

  In connection with the Merger, IPC terminated the 1994 Option Plan and replaced it with the 1998 Option Plan. Under the 1998 Option Plan, employees generally vest in stock options over a five-year period, subject to certain accelerated vesting provisions based on IPC common stock achieving specified fair market levels for specified periods. Such fair market levels have been met and accordingly, all options are vested and exercisable.

 IXnet 1999 Stock Option Plan

  During May 1999, IXnet's Board of Directors and IPC approved the 1999 Stock Option Plan, authorizing the grant of options to purchase up to 7,053,409 shares of the Company's common stock. At that time, options to purchase 6,530,184 shares were granted to employees, directors and others at an exercise price of $13.96 per share. Except for 1,763,352 options granted to the Chief Executive Officer which vested immediately, such options vest over four years. Options become exercisable, to the extent then vested, 30 months from the date of grant.

  In connection with the issuance of stock options under the Plan, the Company recorded deferred compensation in the aggregate amount of approximately $26.4 million based upon the deemed fair market value for accounting purposes of IXnet's common stock at the date of grant. For the year ended September 30, 1999, $9.1 million of the deferred compensation was included as expense. The remaining balance will be amortized over the remaining vesting period of the options. In addition, certain of these options are treated as variable options for accounting purposes and may result in additional deferred compensation expense in future periods.

  A summary of IXnet's stock option plan from the initial issuance to September 30, 1999 is as follows:

                                                                                                           Weighted Average
                                                                                    Option Shares           Exercise Price
                                                                                    -------------           --------------
Beginning Balance                                                                     6,530,184                  $13.96
Options granted                                                                         489,764                  $16.04
Options forfeited                                                                      (193,919)                 $13.98
                                                                                    -----------                  ------
Outstanding at September 30, 1999                                                     6,826,029                  $14.11
                                                                                    ===========                  ======

 Stock-Based Compensation

  IXnet applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for the 1994 or 1998 IPC Option Plan. The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". In connection with the IPC Merger, the Company recognized compensation expense in the amount of $875,000 in the year ended September 30, 1998, representing payments to IXnet option holders upon cancellation of their
IPC stock options.   Had compensation expense for employees of the Company
receiving stock options under IXnet's 1999 Stock Option Plan, IPC's 1998 Stock Option Plan and IPC's 1994 Option Plan been determined based on the fair value at the grant date for awards under these plans in the years ended September 30, 1999, 1998, and 1997 respectively, consistent with the provisions of SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                                                            Year ended September 30,
                                                                                  ---------------------------------------------
                                                                                       1999            1998           1997
                                                                                  ---------------  -------------  -------------
   Net loss--as reported........................................................        $(59,467)      $(27,639)      $(15,208)
   Net loss--pro forma..........................................................        $(63,076)      $(28,114)      $(15,859)
   Basic and diluted loss per share- as reported................................        $  (1.35)      $  (0.64)      $  (0.35)
   Basic and diluted loss per share - pro forma.................................        $  (1.43)      $  (0.65)      $  (0.37)

                                  IXNET, INC.

                                ---------------

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions used for grants for the years ended September 30, 1999, 1998 and 1997, respectively: zero dividend yield and expected volatility of 0.3%, 0.5% and 0.5%; weighted average risk-free interest rate of 6.0%, 5.61% and 6.01%; and expected lives of 4, 3 and 4 years.

8.   Supplemental Financial Data:

  Prepaids and other current assets include the following (in thousands):

                                                                                                      September 30,
                                                                                                --------------------------
                                                                                                    1999          1998
                                                                                                ------------  ------------
   Value added tax recoverable................................................................        $3,349        $1,211
   Prepaid telecommunication transport lines and circuits.....................................            --           376
   Deposits...................................................................................            --           750
   Other receivables..........................................................................           590            --
   Other......................................................................................         1,566           370
                                                                                                      ------        ------
                                                                                                      $5,505        $2,707
                                                                                                      ======        ======

  Accounts payable include the following (in thousands):

                                                                                                      September 30,
                                                                                                --------------------------
                                                                                                    1999          1998
                                                                                                ------------  ------------
   Installment purchase of IRU................................................................       $    --        $3,600
   Trade accounts payable.....................................................................        10,198         3,428
                                                                                                     -------        ------
                                                                                                     $10,198        $7,028
                                                                                                     =======        ======

  Accrued liabilities include the following (in thousands):

                                                                                                     September 30,
                                                                                              ----------------------------
                                                                                                  1999           1998
                                                                                              -------------  -------------

   Carrier costs............................................................................        $12,351         $3,815
   Compensation and benefits................................................................          3,463          2,206
   Deferred revenue.........................................................................          2,695            615
   Other....................................................................................          3,936          2,371
                                                                                                    -------         ------
                                                                                                    $22,445         $9,007
                                                                                                    =======         ======


9.  IPC's Revolving Credit Facility:

  On June 21, 1999, IPC amended and restated its $55.0 million Revolving Credit Facility to provide for a Working Capital Facility of $45.0 million and a $20.0 million Term Loan. In addition, certain terms relating to eligibility of receivables used in determining the amount available under the Working Capital Facility were changed to increase the availability. The amendment and restatement also provided for a pledge by IPC Communications of IPC common stock and a pledge by IPC of IXnet common stock and certain additional financial covenants including a leverage ratio and fixed charge ratio. All of the Company's real and personal property will continue to be pledged as collateral and the Company and its subsidiaries will continue to be guarantors under IPC's revolving credit agreement. The $20.0 million Term Loan is repayable in quarterly installments of $1.3 million, commencing September 30, 1999 and bears interest at LIBOR plus 2.75% or at the Base Rate plus 1.75% at IPC's option. IPC's credit agreement, which provides for both the Working Capital Facility and the Term Loan, matures on April 30, 2003.

                                ---------------

10.   Commitments and Contingencies:

 Leases

  The Company has entered into various operating leases for real estate, equipment, and telecommunication transport lines and circuits and has entered into capital lease agreements for certain network equipment.

  Future minimum lease payments required under noncancellable capital and operating leases at September 30, 1999 are as follows (in thousands):

Fiscal                                                                                   Capital      Operating
------                                                                                    Leases       Leases
                                                                                          ------       -------
   2000..............................................................................         7,608       24,154
   2001..............................................................................         7,322        5,438
   2002..............................................................................         5,184        4,268
   2003..............................................................................         3,414        3,853
   2004..............................................................................         1,525        3,813
   Thereafter........................................................................            --        2,142
                                                                                            -------      -------
   Total                                                                                    $25,053      $43,668
                                                                                                         =======
   Less, amounts representing interest                                                        4,005
                                                                                            -------
   Net present value of minimum lease payments under capital leases                         $21,048
                                                                                            =======

  Expenses under operating leases were $17.1 million, $13.3 million, and $8.3 million for the years ended September 30, 1999, 1998, and 1997 respectively.

 Indefeasible Rights of Use

  The Company may enter into IRU agreements for participation in international cable systems. Commitments under these agreements are payable as follows (in thousands):

Fiscal
------
          2000..................................................................................   $10,435

          2001..................................................................................     5,202

          2002..................................................................................       863
                                                                                                   -------
                                                                                                   $16,500
                                                                                                   =======


 Intercompany Agreement

  As of July 1, 1999, the Company, IPC and IEXN entered into an intercompany agreement which provides, among other matters, for IPC to furnish up to $50.0 million of credit, including the provision of letters of credit, guarantees and other forms of credit enhancements limited to $6.25 million per quarter, commencing July 1, 1999 and continuing through the quarter ending June 30, 2001. Outstanding notes payable on July 1, 1999 and additional amounts borrowed under the agreement bear interest at the Base Rate, as defined, plus 2%. Any and all amounts advanced by IPC which are outstanding on June 30, 2001 shall be immediately due and payable.

                                  IXNET, INC.

  The amount due IPC at September 30, 1999 and 1998, respectively, was $52.1 million and $43.6 million. For the quarter ended September 30, 1999, the $6.25 million limitation had been exceeded representing a delay in reimbursement of a fourth quarter funding by IPC, the transfer of a UK VAT receivable from IPC to the Company and interest expense on the outstanding amounts. The amounts were subsequently reimbursed and the balances are now consistent with the intercompany agreement.

 Employment Agreements

  The Company has executed employment contracts with certain senior executives for future services that vary in length up to 5 years, for which the Company has a minimum commitment aggregating $8.6 million at September 30, 1999.


11.   Transactions with IPC:

  IPC provided certain corporate functions on behalf of IXnet (relating to accounting, executive management, legal, administrative, human resources, information systems, insurance and other corporate functions). These expenses have been allocated to IXnet based on its direct and indirect utilization of specific services. Indirect expenses were allocated based on IXnet's headcount in proportion to combined IXnet and IPC headcount. Included in general and administrative expenses were corporate allocations of $1.8 million, $1.5 million, and $0.9 million for the years ended September 30, 1999, 1998 and 1997, respectively. Management believes these allocations are reasonable. Amounts due IPC for these expenses are included in note payable to parent.

  The note payable to parent includes net cash advances, payments of third-party liabilities on behalf of IXnet and amounts due for direct and indirect services performed by IPC, offset in part by tax benefits related to IXnet which were utilized by IPC in its consolidated tax return. Interest expense in the amounts of $5.1 million, $2.2 million, and $1.1 million for the years ended September 30, 1999, 1998 and 1997, respectively, was charged based on a U.S. bank prime rate plus two percent on the average net amount outstanding each month. In addition, the Company uses IPC technicians to install certain network equipment. Costs incurred for these technicians for the years ended September 30, 1999, 1998 and 1997 were $1.9 million, $325,000 and $250,000, respectively.

  IXnet provides domestic and international long distance telecommunications services to IPC as well as private line services between IPC's domestic locations. Amounts charged to IPC were $155,000, $170,000 and $165,000 for the years ended September 30, 1999, 1998 and 1997, respectively.


12.    Income Taxes:

  Pre tax earnings consisted of the following (in thousands):

                                                                                            Year ended September 30,
                                                                                  ---------------------------------------------
                                                                                      1999            1998            1997
                                                                                  -------------  ---------------  -------------
   United States................................................................      $(55,768)        $(28,218)      $(15,425)
   Foreign......................................................................        (2,406)           1,052            446
                                                                                      --------         --------       --------
   Total pretax earnings........................................................      $(58,174)        $(27,166)      $(14,979)
                                                                                      ========         ========       ========

                                  IXNET, INC.

  The provision for income taxes consisted of the following (in thousands):

                                                                                           Year ended September 30,
                                                                                  ------------------------------------------
                                                                                      1999           1998           1997
                                                                                  ------------  --------------  ------------
  Current:
      Federal...................................................................        $   --           $  --         $  --
      State and local...........................................................            --              --            --
      Foreign...................................................................         1,149             358            --
                                                                                        ------           -----         -----
                                                                                         1,149             358            --

  Deferred:
      Federal...................................................................        $   --           $  --         $  --
      State and loc.............................................................            --              --            --
      Foreign...................................................................           144             115           229
                                                                                        ------           -----         -----
                                                                                            --             115           229
                                                                                        ------           -----         -----
  Income tax provision..........................................................        $1,293           $ 473         $ 229
                                                                                        ======           =====         =====

  The components of net deferred tax liabilities are as follows (in thousands):

                                                                          September 30,
                                        ----------------------------------------------------------------------------------
                                                          1999                                      1998
                                        ----------------------------------------  ----------------------------------------
                                         Federal    State    Foreign     Total     Federal    State    Foreign     Total
                                        ---------  --------  --------  ---------  ---------  --------  --------  ---------
Deferred tax assets:
 Amortization of intangibles..........  $  3,343   $   544     $  --   $  3,887   $    481   $    80     $  --   $    561
 Accounts receivable..................        --        --        --         --        217        36        --        253
 Accrued expenses.....................       398        65        --        463        477        80        --        557
 Net operating loss...................    33,300     5,421        --     38,721     17,512     2,927        --     20,439
                                        --------   -------             --------   --------   -------             --------
    Total deferred tax assets.........    37,041     6,030        --     43,071     18,687     3,123        --     21,810
Deferred tax liabilities:
 Excess book over tax depreciation....     1,701       367       550      2,618      1,402       234       406      2,042
                                        --------   -------     -----   --------   --------               -----   --------
 Net deferred tax (liability) asset...    35,340     5,663      (550)    40,453     17,285     2,889      (406)    19,768
    Less valuation allowance..........   (35,340)   (5,663)       --    (41,003)   (17,285)   (2,889)       --    (20,174)
                                        --------   -------     -----   --------   --------   -------     -----   --------
    Net deferred tax liability........  $     --   $    --     $(550)  $   (550)  $     --   $    --     $(406)  $   (406)
                                        ========   =======     =====   ========   ========   =======     =====   ========


  The Company is included in the IPC consolidated federal income tax return and the benefits of their net operating losses have been realized on such return. Amounts received from IPC related to these benefits have been recorded as capital contributions. Future income tax benefits from operating losses and temporary timing differences will be recognized to the extent they would be realized on a separate return basis.

  The following table summarizes the significant differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for financial statement purposes.

                                                                                          Year ended September 30,
                                                                             --------------------------------------------------
                                                                                  1999              1998             1997
                                                                             ---------------  ----------------  ---------------
  U.S. federal statutory income tax rate...................................          (35.0)%           (35.0)%          (35.0)%
  State and local taxes, net of federal income tax effect..................            (5.9)             (5.9)            (5.9)
  Change in valuation allowance............................................            35.8              41.2             41.3
  Other....................................................................             2.9               1.4              1.1
                                                                                     ------            ------           ------
                                                                                        2.2%              1.7 %            1.5 %
                                                                                      ======            ======           ======

                                  IXNET, INC.

13.  Disclosures about Segments of an Enterprise and Related Information

  The Company is focused on providing a seamless global network providing a variety of voice, data, and content distribution services which has been specifically designed to meet the specialized requirements of the financial services industry. All of our revenue is derived from our global network. All operating expenses and assets of the Company are combined and reviewed by the chief operating decision makers on an enterprise wide-basis, resulting in no additional discrete financial information or reportable segment information.

  Our network connects customers in 37 countries around the world and we have major offices in New York, London and Sydney from which we coordinate our sales and marketing, finance and administrative functions in North America, Europe and
the Asia Pacific countries.   We refer to these areas as regions.  All of our
products and services are similar in each of the regions. We specifically address the needs of the financial services industry and therefore the types and class of customers for all products and services in each of the regions are similar. The methods of providing services on our global network are similar.

  Enterprise wide information is provided in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" Geographic sales information is based on the currency in which the customer is billed. Long-lived asset information is based on the physical location of the assets. The following is revenue and long-lived asset information for geographic areas (in thousands):




                                                                           Year  ended September 30,
                                       ------------------------------------------------------------------------------------------
                                                   1999                             1998                             1997
                                                   ----                             ----                             ----
                                       ------------------------------------------------------------------------------------------
                                         Revenue           Assets         Revenue           Assets          Revenue       Assets
                                       ------------     ------------    ------------     ------------      ----------  -------------
North America........................     $38,764           $ 78,958       $21,892           $40,404         $ 7,757       $15,298
Europe...............................      22,131             10,693        12,596             6,122           9,712         4,245
Asia/Pacific.........................      12,720             47,246         1,365              ----             369          ----

                                       -----------------------------    -----------------------------    ---------------------------
                                          $73,615           $136,897       $35,853           $46,526         $17,838       $19,543
                                       =============================    =============================    ===========================

  For the year ended September 30, 1999, revenue from the United States, United Kingdom, and Australia represented 51.6%, 27.7%, and 10.7% of total revenue, respectively. For the years ended September 30, 1998 and 1997, revenue was generated primarily from the United States and the United Kingdom.

  Long-lived assets primarily located within the United
States, represent 31.8%, 67.0%, and 55.3% of total assets, as of September 30, 1999.

  For the year ended September 30, 1999, two customers accounted for 14.0% and
10.0% of total revenue.   For the year ended September 30, 1998, two customers
accounted for 23% and 14% of total revenue   For the year ended September 30,
1997, one customer accounted for 45% of the total revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 2, 2000.



ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on March 2, 2000.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on March 2, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on March 2, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements                                                Page(s)
                                                                        -------

     Report of Independent Accountants                                    F-1

     Consolidated and Combined Balance Sheets,
     as of September 30, 1999 and 1998                                    F-2

     Consolidated and Combined Statements of Operations,
     as of September 30, 1999, 1998 and 1997                              F-3

     Consolidated and Combined Statements of Cash Flow,
     as of September 30, 1999, 1998 and 1997                              F-4

     Consolidated and Combined Statements of Changes in
     Stockholders (Deficit) Equity, as of September 30, 1999,
     1998 and 1997                                                        F-5

     Notes to Consolidated and Combined Financial Statements              F-6

(2) Financial Statement Schedules

     Schedule II: Valuation and Qualifying Accounts                       32

     Schedules not listed have been omitted because they are not applicable or not required or because the information required to be set forth therein is included in the Consolidated and Combined Financial Statements.

(b) Reports on Form 8-K.

     Current Report on Form 8-K, dated September 24, 1999, relating to the Company entering into a Strategic Agreement, dated as of September 24, 1999, by and among the Company, International Exchange Networks, Ltd. and TIBCO Finance Technology, Inc.

(c) Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.     Description
-----------     -----------


        1.1 Form of Underwriting Agreement among IXnet, Inc., IPC Communications, Inc., Donaldson, Lufkin & Jenrette, Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Capital Markets Corp. and DLJ Direct Inc., filed as Exhibit 1.1 to the Company's registration statement on Form S-1, Registration No. 333-79079, dated August 12, 1999, ("Form S-1, Registration No. 333-70979") and
                incorporated herein by reference.

        2.1 Agreement for the Sale/Purchase of the Issued Share Capital of Saturn Global Network Services Holdings Limited dated August 7, 1998 (as amended on December 18, 1998) among Marshalls 106 Limited, Marshalls Finance Limited, International Exchange Networks, Ltd. and IPC Information Systems, Inc. (incorporated by reference to Exhibit 2.1 to Form S-1, Registration No. 333-70979.

        2.2 Deed constituting unsecured Guaranteed Subordinated Loan Notes 2000/2002, dated December 18, 1998, made between Saturn Global Network Services Holdings Limited, International Exchange Networks, Ltd. and IPC Information Systems, Inc. (incorporated by reference to Exhibit 2.1.1 to Form S-1, Registration No. 333-79079).

        2.3 Deed constituting unsecured Guaranteed Subordinated Loan Note 2000/2002, dated December 18, 1998, between International Exchange Networks Ltd. and IPC Information Systems, Inc. (incorporated by reference to Exhibit 2.1.2 to Form S-1, Registration No. 333-79079).

        2.4 Stock Purchase Agreement, dated February 13, 1998, between IPC Information Systems, Inc., MXNet, Inc. and National Discount Brokers Group, Inc. (incorporated by reference to Exhibit 2.2 to Form S-1, Registration No. 333-79079).

        3.1 Amended and Restated Certificate of Incorporation of IXnet, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, Registration No. 333-79079).


        3.2 Bylaws of IXnet, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, Registration No. 333-79079).

        4.1      Specimen Stock Certificate (incorporated by reference to
                 Exhibit 4.1 to Form S-1, Registration No. 333-79079).

       10.1 Form of Inter-Company Agreement among IXnet, Inc., International Exchange Networks, Ltd. and IPC Information Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form S-1, Registration No. 333-79079).

       10.2 Form of Tax Sharing Agreement between IPC Communications, Inc. and IXnet, Inc. (incorporated by reference to Exhibit 10.2 to Form S-1, Registration No. 333-79079).

       10.3 Form of Registration Rights Agreement between IPC Information Systems, Inc. and IXnet, Inc. (incorporated by reference to
                 Exhibit 10.3 to Form S-1, Registration No. 333-79079).

       10.4 Form of Maintenance Agreement between International Exchange Networks, Ltd. and IPC Information Systems, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1, Registration No. 333-79079).

       10.5 Share Exchange and Termination Agreement, dated as of December 18, 1997, among International Exchange Networks, Ltd., IPC Communications, Inc., David A. Walsh and Anthony M. Servidio (incorporated by reference to Exhibit 10.5 to Form S-1, Registration No. 333-79079).

       10.6 Amended and Restated Employment Agreement, dated as of December 18, 1997, between David A. Walsh and International Exchange Networks, Ltd. (incorporated by reference to Exhibit 10.6 to Form S-1, Registration No. 333-79079).

       10.7 Amendment No. 1, dated as of June 1, 1999, to the Amended and Restated Employment Agreement between David A. Walsh and International Exchange Networks, Ltd. (incorporated by reference to Exhibit 10.7 to Form S-1, Registration No. 333-79079).

       10.8 Waiver letter, dated as of June 9, 1999, from David A. Walsh regarding provisions in the Amended and Restated Employment Agreement by and between David A. Walsh and International Exchange Networks, Ltd. (incorporated by reference to Exhibit
                 10.8 to Form S-1, Registration No. 333-79079).

      10.9 Amended and Restated Employment Agreement, dated as of December 18, 1997, between International Exchange Networks, Ltd. and Anthony M. Servidio (incorporated by reference to Exhibit 10.11 to Form S-1, Registration No. 333-79079).

      10.10 Waiver letter, dated as of June 9, 1999, from Anthony Servidio regarding provisions in the Amended and Restated Employment Agreement between Anthony M. Servidio and International Exchange Networks, Ltd. (incorporated by reference to Exhibit
                 10.12 to Form S-1, Registration No. 333-79079).

      10.11 Employment Agreement, dated as of July 1, 1999, between International Exchange Networks, Ltd. and Gerald E. Starr (filed herewith).

      10.12 Form of Employment Agreement for certain Senior Executives (filed herewith).

      10.13 IXnet, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Form S-1, Registration No. 333-79079).

      10.14 IPC Information Systems, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Form S-1, Registration No. 333-79079).

      10.15 Indenture, dated as of April 30, 1998, between IPC Information Systems, Inc. and the United States Trust Company of New York, as indenture trustee (incorporated by reference to Exhibit
                 10.21 to Form S-1, Registration No. 333-79079).

      10.16 Amended and Restated Credit Agreement, dated as of June 21, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (incorporated by reference to Exhibit 10.22 to Form S-1, Registration No. 333-79079).

      10.17 International Purchase and Sale Agreement, dated as of July 23, 1996, between International Exchange Networks, Ltd. and Newbridge Networks Inc. (incorporated by reference to Exhibit
                 10.23 to Form S-1, Registration No. 333-79079).

      10.18 Strategic Agreement, dated as of September 24, 1999 among IXnet, Inc., International Exchange Networks, Ltd. and TIBCO Finance Technology, Inc. (incorporated by reference to Exhibit
                 10.24 to the Company's Report on Form 8-K, dated September 24,
                 1999).

      21.1       Subsidiaries of IXnet, Inc. (incorporated by reference to
                 Exhibit 21.1 to Form S-1, Registration No. 333-79079).

      27.1 Financial Data Schedule (filed only electronically with Securities and Exchange Commission)

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IXnet, Inc.


                                  By:     /s/ David A. Walsh
                                        ---------------------------------
                                                David A. Walsh
                                             Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                Title                              Date
                ----                                -----                              ----

     /s/ David A. Walsh                Chief Executive Officer and              December 29, 1999
---------------------------------        Director (Principal executive
        David A. Walsh                   officer)

    /s/ Gerald E. Starr                President and Director                   December 29, 1999
---------------------------------
        Gerald E. Starr

    /s/ Charles F. Auster              Executive Vice President, Chief          December 29, 1999
---------------------------------        Operating Officer and
        Charles F. Auster                Director

    /s/ James M. Demitrieus            Chief Financial Officer                  December 29, 1999
---------------------------------        (Principal accounting officer)
        James M. Demitrieus

    /s/ Richard M. Cashin, Jr.         Director                                 December 29, 1999
---------------------------------
        Richard M. Cashin, Jr.

    /s/ Douglas T. Hickey              Director                                 December 29, 1999
---------------------------------
        Douglas T. Hickey

    /s/ John T. Sharkey                Director                                 December 29, 1999
---------------------------------
        John T. Sharkey

    /s/ Douglas J. Mello               Director                                 December 29, 1999
---------------------------------
        Douglas J. Mello

    /s/ Richard W. Smith               Director                                 December 29, 1999
---------------------------------
        Richard W. Smith

    /s/ Peter A. Woog                  Director                                 December 29, 1999
---------------------------------
        Peter A. Woog

                                                                                                                       -------------
                                                                                                                        Schedule II
                                                                                                                       -------------

                                                            IXnet, Inc.
                                                 Valuation and Qualifying Accounts
                                                          (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Column A                                               Column B                  Column C                 Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Additions
                                                                  -----------------------------------
                                                      Balance at        Charged to        Charged to                    Balance at
                                                     Beginning of        Costs and          Other                         End of
Description                                             Period           Expenses          Accounts       Deductions      Period
                                                        ------           --------          --------                       ------
For the Year Ended September 30, 1997:

     Allowance for Doubtful Accounts.............   $     ---                  $  325     $    ---        $    ---            $  325
                                                  =================   =================   =============   =============  ===========
For the Year Ended September 30, 1998:

     Allowance for Doubtful Accounts.............   $          325             $1,674     $    ---        $   1,378           $  621
                                                  =================   =================   =============   =============  ===========
For the Year Ended September 30, 1999:

     Allowance for Doubtful Accounts.............   $          621             $1,693    $     ---        $     206           $2,108
                                                  =================   =================   =============   =============  ===========