Form 10-Q
period 1999-12-31
IXNET INC
filed 2000-02-14
CIK 1086606

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


                                  212-412-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

The number of shares of the Registrant's Common Stock outstanding as of January 28, 2000 was 51,103,160.

                                                         INDEX

                                             PART I. FINANCIAL INFORMATION

                                                                                                                      Page
                                                                                                                      ----
Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at December 31, 1999 and September 30, 1999 ...................................    1

          Consolidated and Combined Statements of Operations for the Three Months ended December 31, 1999 and 1998 ..    2

          Consolidated and Combined Statements of Cash Flows for the Three Months ended December 31, 1999 and 1998 ..    3

          Notes to Consolidated and Combined Financial Statements ...................................................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....................    9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk .................................................   16

                                             PART II. OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................................................   17

Item 2.   Changes in Securities and Use of Proceeds .................................................................   17

Item 3.   Defaults Upon Senior Securities ...........................................................................   17

Item 4.   Submission of Matters to a Vote of Security Holders .......................................................   17

Item 5.   Other Information .........................................................................................   17

Item 6    Exhibits and Reports on Form 8-K ..........................................................................   17


Disclosure regarding forward-looking statements

Statements contained in this Interim Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Section 21E provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Investors are cautioned that forward-looking statements are inherently uncertain and that undue reliance should not be placed on such forward looking statements. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Among the factors that could cause actual results, performance, or achievement to differ materially from any future results, performance, or achievements expressed, described, or implied by such forward looking statements are general economic conditions, key employee factors, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors discussed in the Company's other filings with the Securities and Exchange Commission.

                                  IXNET, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                (Amounts in thousands, except per share amount)

                                                                    December 31,    September 30,
                                                                        1999           1999
                                                                        ----           ----
                          ASSETS
Current assets:
   Cash and cash equivalents....................................    $   7,397       $  39,020
   Marketable securities........................................       48,553          28,357
   Marketable securities, restricted............................       15,051          20,435
   Accounts receivable, net.....................................       23,948          17,824
   Prepaids and other current assets............................        4,418           5,505
                                                                    ---------       ---------
       Total current assets.....................................       99,367         111,141

Long term marketable securities, restricted.....................        6,065           6,065
Property and equipment, net.....................................       87,809          80,170
Goodwill, net...................................................       47,614          49,773
Other assets....................................................          860             889
                                                                    ---------       ---------
       Total assets.............................................    $ 241,715       $ 248,038
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................    $   9,249       $  10,198
   Accrued liabilities..........................................       21,671          22,445
   Current portion of capital leases............................        6,365           5,636
   Current portion of notes payable.............................       11,376          14,502
                                                                    ---------       ---------
       Total current liabilities................................       48,661          52,781

Note payable to parent..........................................       70,661          52,122
Lease obligations, less current portion.........................       16,522          15,412
Notes payable, less current portion.............................        4,233           4,854
                                                                    ---------       ---------
       Total liabilities........................................      140,077         125,169
                                                                    ---------       ---------

Commitments and contingencies

Stockholders' equity:
   Common stock--$0.01 par value, authorized 100,000 shares;
     51,075 and 51,075 shares issued and outstanding at
       December 31, 1999 and September 30, 1999, respectively...          511             511
   Paid-in capital..............................................      251,953         249,080
   Accumulated deficit..........................................     (132,024)       (109,176)
   Deferred compensation........................................      (17,720)        (16,797)
   Accumulated other comprehensive loss.........................       (1,082)           (749)
                                                                    ---------       ---------
       Total stockholders' equity...............................      101,638         122,869
                                                                    ---------       ---------
       Total liabilities and stockholders' equity...............    $ 241,715       $ 248,038
                                                                    =========       =========

          See Notes to Consolidated and Combined Financial Statements

                                  IXNET, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (In thousands, except per share amounts)


                                                                     Three Months Ended December 31,
                                                            -----------------------------------------------
                                                                      1999                      1998
                                                            ---------------------      --------------------
Revenue                                                       $            23,125        $           12,752
Cost of revenue (exclusive of depreciation and
   amortization shown separately below)                                    24,745                    12,458
Sales and marketing expense                                                 5,805                     2,092
General and administrative expense                                          4,476                     1,215
Depreciation and amortization                                               8,211                     3,922
Stock compensation charge                                                   1,363                         -
                                                            ---------------------      --------------------
          Loss from operations                                            (21,475)                   (6,935)

Interest expense, net                                                      (1,160)                   (1,825)
Other income, net                                                              99                        46
                                                            ---------------------      --------------------
          Loss before provision for income taxes                          (22,536)                   (8,714)

Provision for income taxes                                                    312                       123
                                                            ---------------------      --------------------
          Net loss                                            $           (22,848)       $           (8,837)
                                                            =====================      ====================

Basic and diluted loss per share                              $             (0.45)       $            (0.21)
                                                            =====================      ====================
Basic and diluted weighted average number of
       shares outstanding                                                  51,075                    43,100
                                                            =====================      ====================

          See Notes to Consolidated and Combined Financial Statements.

                                    IXNET, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          (Dollar amounts in thousands)

                                                                          Three Months ended December 31,
                                                                          -------------------------------
                                                                                  1999        1998
                                                                                  ----        ----
Cash flows from operating activities:
 Net loss ..................................................................   $(22,848)   $ (8,837)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...........................................      6,052       2,676
   Amortization of goodwill ................................................      2,159       1,246
   Provision for doubtful accounts .........................................        744         124
   Deferred compensation charges ...........................................      1,363          --
   Changes in operating assets and liabilities:
       Trade receivables ...................................................     (6,868)        575
       Prepaids and other assets ...........................................      1,116       1,344
       Accounts payable and accrued liabilities ............................     (1,598)     (3,408)
                                                                               --------    --------
   Net cash used in operating activities ...................................    (19,880)     (6,280)
                                                                               --------    --------
Cash flows from investing activities:
   Capital expenditures ....................................................    (10,487)     (3,549)
   Acquisition of Saturn, net of cash acquired .............................         --     (34,713)
   Net increase in investments in marketable securities ....................    (14,812)         --
                                                                               --------    --------
   Net cash used in investing activities ...................................    (25,299)    (38,262)
                                                                               --------    --------
Cash flows from financing activities:
   Financing from parent, net ..............................................     18,539      45,183
   Principal payments on capital leases ....................................     (1,365)     (1,026)
   Capital transactions with parent ........................................        587       2,897
   Repayment of notes payable ..............................................     (3,872)         --
                                                                               --------    --------
   Net cash provided by financing activities ...............................     13,889      47,054
                                                                               --------    --------

Effect of exchange rate changes on cash ....................................       (333)        (75)
Net (decrease)/increase in cash ............................................    (31,623)      2,437
Cash and cash equivalents, beginning of period .............................     39,020       1,255
                                                                               --------    --------
Cash and cash equivalents, end of period ...................................   $  7,397    $  3,692
                                                                               ========    ========

Cash paid during the period for interest ...................................     $  780      $  142

Non-cash investing and financing activities-
 Capital lease obligations entered into during the period ..................     $3,204      $2,146
 Deferred compensation in connection with grants of stock options ..........      2,286

Acquisition of Saturn:
 Fair value of assets acquired .............................................               $ 58,456
 Less: Fair value of liabilities assumed and note issued ...................                 23,743
                                                                                           --------
 Acquisition of Saturn, net of cash acquired ...............................               $ 34,713
                                                                                           ========

          See Notes to Consolidated and Combined Financial Statements.

                                  IXNET, INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Background and Basis of Presentation


IXnet, Inc. ("IXnet" or the "Company") provides communications services tailored to the specialized needs of the worldwide financial services community. The Company has built and operates an Extranet, a global network connecting members of the financial services community as well as multiple offices within the same firm. The Company's services include globally available services including managed voice and data services, switched voice communications and content hosting and distribution of news, research, analytics and market data.

IXnet started its business as International Exchange Networks, Ltd. ("IEXN"), which was incorporated in Delaware on March 8, 1993. On June 23, 1995, IPC Information Systems, Inc. ("IPC"), acquired 80% of the outstanding common stock of IEXN and acquired the remaining 20% on April 30, 1998. On March 31, 1999, IPC contributed $73 million of IEXN's then outstanding note payable to IPC into IEXN's paid-in capital.

MXNet, Inc. ("MXNet") was incorporated in Delaware on May 24, 1996, as a wholly owned subsidiary of National Discount Brokers Group, Inc. On February 13, 1998, IPC acquired the outstanding common stock of MXNet, which was contributed to IEXN in May 1999.

On May 4, 1999, IPC contributed 100% of the outstanding common stock of IEXN to the Company. In addition, on May 4, 1999, the Company was incorporated in Delaware as a wholly owned subsidiary of IPC with 2,000 shares of common stock, par value $0.01 per share, authorized, and 1,000 shares issued to IPC. Effective July 1, 1999, the Company amended its certificate of incorporation to increase its authorized shares to 100,000,000. On June 30, 1999, the Company declared a 43,100 for one stock split effective July 1, 1999, resulting in 43,100,000 shares issued and outstanding.

The Company completed an initial public offering (the "Offering") of 6,500,000 shares of common stock at $15 per share on August 12, 1999. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares of common stock at $15 per share.

The financial statements as of and for the quarter ended December 31, 1999, as well as September 30, 1999, include the accounts of IXnet and its consolidated subsidiaries. The financial statements for the quarter ended December 31, 1998, combine the historical financial information of IEXN and its consolidated subsidiaries with the historical financial information of MXNet. Intercompany balances and transactions between IEXN and MXNet have been eliminated. Additionally, the financial statements present the issued and outstanding shares of IXnet as if they had been in place for the quarter ended December 31, 1998. The financial statements include certain corporate expenses incurred by IPC that have been charged to the Company. Management believes these allocations are reasonable.

In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate inter-company elimination adjustments) for a fair presentation of the financial position of IXnet, Inc. as of December 31, 1999, and the results of its operations for the three months ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles, commonly referred to as GAAP, for interim financial information applied on a consistent basis. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with IXnet's Annual Report on Form 10-K for the year ended September 30, 1999.

2.   Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable relate to the billing of communication services and are net of allowance for doubtful accounts of $2.8 million and $2.1 million for the three months ended December 31, 1999 and September 30, 1999.

                                  IXNET, INC.

                                  (UNAUDITED)


Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalent shares of common stock options. Common stock equivalent shares are calculated using the treasury stock method. All stock options outstanding have been excluded from the computation of diluted loss per share, as their effect would be antidilutive. Accordingly, there is no difference between basic and diluted EPS.

3.   Comprehensive Loss

Comprehensive loss includes the Company's net loss and foreign currency translation adjustments. The tax effect and reclassifications are not significant. The Company's total comprehensive loss for the three months ended December 31, 1999 and 1998 was as follows (in thousands):

                                           Three Months Ended December 31,
                                     -------------------------------------------
                                           1999                     1998
                                           ----                     ----
    Net loss                            $(22,848)                 $(8,837)
    Translation adjustment                  (333)                     (75)
                                     ----------------         ------------------
    Total comprehensive loss            $(23,181)                 $(8,912)
                                     ================         ==================


4.   Acquisitions and Strategic Agreement

IEXN

During June 1995, IPC acquired an 80% interest in IEXN for $5.5 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $1.3 million of goodwill. Under the initial acquisition agreement, the Company is obligated to pay additional consideration to former shareholders using a formula based upon operating results and market capitalization through fiscal 2000. Based upon data as of December 31, 1999, the Company's obligation calculated under this agreement is not material. On April 30, 1998, IPC acquired the remaining 20% interest in IEXN held by two management shareholders in exchange for 457,140 shares of IPC common stock, valued at $4.8 million based upon the IPC closing share price on that date. The acquisition of the remaining interest was accounted for using the purchase method of accounting and resulted in $4.8 million of goodwill. IEXN goodwill is being amortized over seven years from the date of the original acquisition.

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

Saturn Global Network Services Holdings Ltd.

On December 18, 1998, the Company acquired all of the issued and outstanding common shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls"). The purchase price included the payment of cash in the amount of $35.7 million (paid by the Company through borrowings from IPC) and the issuance by the Company of a promissory note, guaranteed by IPC, in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years (the "Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $5 million payable over 24 months with interest at 9.25% (the "Saturn Note"). Under this agreement, the Marshalls note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction approximately $2 million.

                                  IXNET, INC.

                                  (UNAUDITED)


Saturn, a UK holding company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore which sell managed premium grade voice and data communication services to the financial community. The acquisition was accounted for using the purchase method of accounting and resulted in $49.2 million of goodwill. Saturn goodwill is being amortized over 10 years from the date of the acquisition.

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


5.   Stock Compensation Charge

In May 1999, IXnet recorded $26.4 million in non-cash deferred stock compensation reflecting the issuance by the Company of options to purchase 6,530,184 shares of common stock of IXnet at $13.96 per share. The deferred stock compensation is based upon the deemed fair market value of IXnet's common stock and the exercise price of such options issued on the date of grant. The Company recorded an additional $2.3 million of non-cash deferred stock compensation during the quarter which represents the charge for the issuance of options in May 1999 which are treated as variable options for accounting purposes. Approximately $1.4 million of deferred stock compensation is included as expense for the three months ended December 31, 1999. The remaining deferred compensation will be amortized over the remaining vesting period of the options. In addition, certain of these options may be treated as variable options and may result in additional compensation expense in future periods.

6.   Property and Equipment

Property and equipment is comprised of the following (in thousands):

                                                                        December 31,  September 30,
                                                          Useful Lives      1999         1999
                                                          ------------      ----         ----

Network equipment.....................................    2 to 5 years    $37,406       $39,700
Network equipment under capital leases................         5 years     38,980        28,637
Indefeasible rights of use............................        IRU term      9,423         6,571
Network software......................................         3 years     23,405        21,485
Office equipment and furniture........................         5 years      6,551         6,227
Leasehold improvements................................      Lease term      3,070         2,524
                                                                          -------       -------

     Total depreciable property and equipment.........                    118,835       105,144
     Less accumulated depreciation and amortization...                     31,026        24,974
                                                                          -------       -------

                                                                          $87,809       $80,170
                                                                          =======       =======


Accumulated depreciation of network equipment under capital leases at December 31, 1999 and September 30, 1999, was $12.4 million and $10.8 million, respectively.

                                  IXNET, INC.

                                  (UNAUDITED)

7.   Disclosures about Segments of an Enterprise and Related Information

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

Our network connects customers in 37 countries around the world and we have major offices in New York, London and Sydney from which we coordinate our sales and marketing, finance and administrative functions in North America, Europe and the Asia Pacific countries. We refer to these areas as regions. We focus on the global needs of the financial services community. There is a high degree of similarity across our customer base, products and services in each region.

Enterprise wide information is provided in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". Geographic sales information is based on the currency in which the customer is billed. Long-lived asset information is based on the physical location of the assets. The following is revenue and long-lived asset information for geographic areas (in thousands):

                       Three Months ended December 31,
                       -------------------------------
                           1999              1998
                           ----              ----
                            Long-Lived        Long-Lived
                    Revenue   Assets   Revenue  Assets
                    -------   ------   -------  ------
North America..     $11,653  $ 77,394  $ 8,431  $36,883
Europe.........       6,499    11,703    3,758   15,073
Asia/Pacific...       4,973    47,186      563       --
                    -------  --------  -------  -------
                    $23,125  $136,283  $12,752  $51,956
                    =======  ========  =======  =======


For the three months ended December 31, 1999, revenue from the United States, United Kingdom, and Australia represented 49.1%, 22.7%, and 11.6% of total revenue, respectively. For the three months ended December 31, 1998, revenue was generated primarily from the United States and the United Kingdom.

Long-lived assets primarily located within the United States, represent 34.6%, and 70.0% of total assets, as of December 31, 1999, and 1998, respectively.

For the three months ended December 31, 1999, one customer accounted for 11.3% of total revenue. For the three months ended December 31, 1998, two customers accounted for 17.5% and 14.7% of total revenue.

8.   Commitments and Contingencies:

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

                                  IXNET, INC.

                                  (UNAUDITED)

The amount due IPC at December 31, 1999 and September 30, 1999, respectively, was $70.7 million and $52.1 million. During each quarter presented in this Interim Report on form 10-Q, the $6.25 million limitation had been exceeded representing a delay in reimbursement of quarterly funding by IPC and interest expense on the outstanding amounts, as well as the transfer of a UK VAT receivable from IPC to the Company in the quarter ended September 30, 1999. The amounts were subsequently reimbursed and the balances are now consistent with the intercompany agreement.


9.   Subsequent Events

Effective January 1, 2000, IXnet acquired all of the issued and outstanding common shares of Business Networks of New York, Inc. ("BNNY"). The $26.5 million purchase price consisted of $24.5 million in cash and 45,707 shares of IXnet common stock.

BNNY is a leader in providing voice and data services to the financial community, primarily in the New York Metropolitan Area.

On January 25, 2000, IXnet acquired all of the issued and outstanding common shares of Systems Programming & Network Computing, Inc. ("SPNC"). The purchase price was approximately $1.5 million and consisted of $300,000 in cash, a $100,000 promissory note issued by the Company and 6,080 shares of IXnet common stock.

     SPNC is a leader in providing and integrating sophisticated multi-system, multi-platform applications for the financial services community.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with our Consolidated and Combined Financial Statements, and related notes to these statements appearing elsewhere in this interim report.

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

The Company provides a variety of voice, data, and content distribution services, which has been specifically designed to meet the specialized requirements of the financial services industry. All of our revenue is derived from our global network.

In 1995, we began building our Extranet and offering voice and data services. We funded the initial construction of our Extranet, including capital expenditures and working capital, through inter-company investments and loans provided by our parent, IPC Information Systems, Inc. ("IPC"). As of December 31, 1999, our Extranet was comprised of two network operations centers, 3 data centers, 71 points of presence, 1,457 customer access nodes placed on customer premises and high capacity bandwidth facilities. Our Extranet connects approximately 550 customers in 37 countries in financial centers around the world, including New York, Chicago, Los Angeles, London, Frankfurt, Paris, Zurich, Hong Kong, Tokyo, Sydney and Singapore.

We provide services to meet the specialized needs of the financial services community, including managed voice and data services, virtual private network services and fully outsourced network solutions. In addition, we aggregate, host and distribute financial content, such as news, research, analytics and market data, for information service providers.

We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of December 31, 1999, we had an accumulated deficit of approximately $132.0 million. We expect to substantially increase our expenditures and operating expenses as we continue the buildout of our Extranet. We expect to incur substantial operating losses, net losses, and negative cash flow during the network buildout and as we penetrate new markets for the foreseeable future.

On August 12, 1999, the Company completed its initial public offering ("IPO") of 6,500,000 shares at price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share.

Total proceeds received by the Company net of commissions and expenses were approximately $102.1 million. The proceeds of the IPO are to be used to finance the continued expansion of our network and for possible acquisitions, strategic alliances, or investments in IXnet's business.

As of December 31, 1999, IXnet had 51,075,000 shares of common stock outstanding, of which 43,100,000 shares are owned by IPC.

Components of Revenues

We offer a full range of services to meet the needs of our customers, including the following voice and data communications services:

     . Premium voice--dedicated private voice lines;

     . Managed bandwidth--fully managed dedicated bandwidth facilities;

     . Outsourcing--end-to-end management of a communications networks;

     . Switched voice--high quality voice communications services;

     . Shared internet protocol--network delivery and hosting of third party market data, research, analytics, news and other trading information to the desktop, also known as our Liquidity service; and

     . Frame relay--dedicated transport of data applications.

We currently derive a majority of our revenues from sales of premium voice, managed bandwidth and outsourcing services, and to a lesser extent switched voice, shared internet protocol and other services. Our services are billed on a monthly basis in advance of customer utilization, except for switched voice services, which are billed monthly after service is provided. Revenue is recorded as services are provided. We expect future revenues will include software revenue recognition, however, this amount is not expected to be significant to our overall revenue.


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

The access and delivery fees are determined by geographic location and bandwidth utilization. The hosting fee is determined by amount of space and level of required service. The other component of pricing, paid either by the end-user or the content provider, is a fee for end-user access to our Extranet. This fee is determined by geographic location and bandwidth utilization and may be adjusted for volume commitment and term of contract. The Company also expects to charge fees in connection with the use of licensed software for the delivery of content over our network.


Long Term Agreements

The terms of our sales agreements typically range from one to five years and are determined based on the level of service requested. Customers who outsource their network needs to us tend to have longer term agreements, up to five years. Our ability to obtain fixed term agreements from our customers provides us with a certain level of predictability as to revenue generation. We continue to penetrate our customer base by marketing additional services to existing customers, adding new customer locations and renewing the term of our existing customer agreements. We also provide services to some of our customers on a month-to-month basis.

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


Sales and marketing expense

Sales and marketing expense consists primarily of personnel costs, commissions, bad debt, travel and entertainment, marketing and advertising. We market our services to the financial services community primarily through our direct salesforce. We intend to significantly expand our salesforce within the U.S., Europe and the AsiaPacific region through the hiring of personnel who have backgrounds in network services or experience with the specialized communication needs of the financial services community. Although we compensate our salesforce employees, in part, on a commission basis, hiring, training, integrating and retaining these new hires requires substantial expenditures in advance of any revenue realization that may arise from the sales efforts of new hires. We estimate that an average of three months elapses between the hiring of a new sales employee and the realization of recognizable productivity, and approximately another two months elapses before any significant revenues result. We expect that sales and marketing expenses will increase in the future as we expand our sales and marketing staffs to keep pace with our rapid growth both domestically and internationally but that such expenses will decrease over time as a percent of revenue.


General and administrative expense

General and administrative expense consists primarily of salaries and occupancy costs for executive, financial, and management information systems personnel. Certain accounting and management information systems functions, human resources, legal, executive and administrative services have been performed under an inter-company agreement with our parent, IPC. The related costs of providing such services have been, and will continue to be, allocated based upon utilization of the specific services. We expect that general and administrative expenses will increase in the future as we expand our management and administrative staffs to keep pace with our rapid growth both domestically and internationally, but that such expenses will decrease over time as a percent of revenue.


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

In connection with this issuance of stock options, we have recorded deferred compensation in the aggregate amount of approximately $26 million, based upon the deemed fair market value of our common stock at the date of grant. The Company recorded an additional $2.3 million of non-cash deferred stock compensation during the quarter which represents the charge for the issuance of options in May 1999 which are treated as variable options for accounting purposes. During the three month period ended December 31, 1999, $1.4 million of expense was recorded. The remaining deferred compensation will be amortized over the remaining vesting period of the options. In addition, certain of these options are treated as variable options and may result in additional deferred compensation expense in future periods as the value of our shares changes over the vesting period.



Results of Operations


Comparison of the three year ended December 31, 1999 to the three month period ended December 31, 1998

Revenue. Revenue was $23.1 million for the three months ended December 31, 1999, an increase of $10.3 million, or 80.5%, from $12.8 million for the three months ended December 31, 1998. Of this increase, $7.7 million related to revenues from Saturn which was acquired in December 1998. The balance of the increase was primarily due to increased revenue from the growth in our overall customer base and additional revenue from our existing customer base.

Cost of revenue. Cost of revenue was $24.7 million for the three months ended December 31, 1999, an increase of $12.2 million, or 97.6%, from $12.5 million for the three month ended December 31, 1998. The increase was primarily due to increased leased circuit costs and, to a lesser extent, the increase in operations personnel. Leased circuit costs increased due to the expansion of our points of presence, increased engineering support and the build out of the network ahead of revenue growth.

Sales and marketing expense. Sales and marketing expense was $5.8 million for the year ended December 31, 1999, an increase of $3.7 million, or 176.2%, from $2.1 million for the three months ended December 31, 1998. This increase was primarily due to the growth in our sales force, related support personnel, consulting fees, advertising, and product marketing program.

General and administrative expense. General and administrative expense was $4.5 million for the three months ended December 31, 1999, an increase of $3.3 million, or 275%, from $1.2 million for the three months ended December 31, 1998. This increase was primarily due to an increase in personnel costs, higher occupancy fees and professional fees as we build and expand in European and Asia/Pacific markets.

Depreciation and amortization. Depreciation and amortization was $8.2 million for the three months ended December 31, 1999, an increase of $4.3 million, or 110.3%, from $3.9 million for the year ended December 31, 1999. This increase was primarily due to the increase in property and equipment in connection with the expansion of our network and includes the amortization of our TIBCO software license, as well as $4.6 million of amortization of goodwill associated with the Saturn acquisition.

Stock compensation charge. The Company recognized approximately $1.4 million in stock compensation expense during the three month period ended December 31, 1999 related to stock options issued in connection with the initial public offering. The deferred compensation balance in equity, $17.7 million, will be amortized over the remaining vesting period which is approximately 40 months.

Interest expense, net. Interest expense, net was $1.2 million for the three months ended December 31, 1999, a decrease of $.6 million, or 33.3%, from $1.8 million for the three months ended December 31, 1998. This decrease was primarily due to an offset of interest expense by higher interest income resulting from the investment of the IPO proceeds in short-term marketable securities. We expect interest expense to increase in future periods as we use the proceeds of the offering for acquisition and expansion of the network and increase our borrowings from IPC and our capital lease obligations.

Provision for income taxes. The provision for income taxes consisted of primarily foreign taxes in 1999 and 1998. The Company is included in the IPC consolidated tax return and the benefits of the NOL's realized on the consolidated return are recorded as capital contributions.


Liquidity and Capital Resources

Since the commencement of our operations in 1995, we have relied primarily on IPC to fund our operating cash requirements, property and equipment expenditures, debt service payments and acquisitions. We have also obtained financing for certain of our network equipment, which is either guaranteed by IPC and/or partially supported by letters of credit issued under IPC's credit agreement. In addition, we obtained certain seller financing for the Saturn acquisition, which has been guaranteed by IPC. From inception to December 31, 1999, the aggregate net amount of intercompany funding, exclusive of guarantees and letters of credit, was approximately $143.7 million, of which $73.0 million was contributed to equity effective March 31, 1999.

Initial Public Offering. On August 12, 1999 we completed our initial public offering of 6,500,000 shares at a price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share. Total proceeds received by IXnet net of commissions and expenses were approximately $102.1 million. The proceeds of the initial public offering are to be used to finance the continued expansion of IXnet's network and for possible acquisitions, strategic alliances, or investments in IXnet's business.

Financing arrangements. Subject to the terms and conditions of the intercompany agreement, IPC has agreed to continue to provide us with ongoing financing and to obtain letters of credit on our behalf. The amount available under the intercompany agreement starts at $6.25 million and increases by that amount quarterly thereafter, up to an aggregate of $50 million during the period beginning July 1, 1999 through June 30, 2001. On June 30, 2001, all amounts loaned and outstanding under the inter-company agreement will become immediately due and payable. In addition, IPC, in its sole discretion, will continue to provide guarantees of our obligations. During each quarter presented in this Interim Report on Form 10-Q, the $6.25 million limitation had been exceeded representing a delay in reimbursement of quarterly funding by IPC and interest expense on the outstanding amounts, as well as the transfer of a UK VAT receivable from IPC to the Company in the quarter ended September 30, 1999. The amounts were subsequently reimbursed and the balances are now consistent with the intercompany agreement.

IPC has primarily two sources of funds from which it can fund our working capital needs. The first is from its cash flow and the second is through its $65 million secured credit facility, consisting of a $20 million term loan facility and a revolving credit facility of up to $45 million. However, IPC will not make loans to us, obtain letters of credit on our behalf or provide us with guarantees if, such requests would be prohibited under IPC's credit agreement; would result in a default or event of default under IPC's agreement; or would result in a default or event of default under the indenture for IPC's senior discount notes. The company expects that available cash, marketable securities, and existing funding from IPC as well as third-party vendor financing will be sufficient to meet its normal operating requirements, including increased expenditures in property and equipment, over the near term.

All borrowings under the intercompany agreement will be evidenced by demand notes. However IPC has agreed not to demand payment on those notes until June 30, 2001, unless a default or an event of default under IPC's credit agreement or a change in control occurs. In either case, all amounts owing under the intercompany agreement will be immediately due and payable upon demand. A change in control will occur if IPC ceases to own at least 50% of our voting securities.

Under the intercompany agreement, all currently outstanding and any future loans from IPC will be made at a rate per annum equal to 2% over the base rate under IPC's credit agreement. The base rate under IPC's credit agreement is equal to the higher of the rate of interest announced publicly by Citibank, N.A. at its head office in New York as its base rate or 1/2 of 1% per annum above the federal funds rate.

In addition, any amounts loaned by IPC to us which are outstanding on July 1, 1999 will bear interest at a rate equal to 2% over the base rate and will not reduce the amount of funding that will be available to us.

The intercompany agreement provides that the letters of credit or guarantees provided by IPC which were outstanding on July 1, 1999 of $5.75 million shall continue in full force and effect on their same terms and conditions until their expiration. Loans from IPC and letters of credit procured by IPC, which were outstanding on July 1, 1999, do not reduce the amounts available to us under the intercompany agreement.

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

Cash Flows

Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, particularly accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. During the three months ended December 31, 1999 and 1998, our net losses were the primary components of net cash used in operating activities. Net cash used in operating activities was $19.9 million for the three months ended December 31, 1999, as compared to $6.3 million for the three months ended December 31, 1998.

Cash used in investing activities was $25.3 million for the three months ended December 31, 1999, compared to $38.3 million for the same period ended December 31, 1998. The components of cash used in investing activities during the three month period ended December 31, 1999, resulted from $10.5 million used for capital expenditures, as well as a net investment of $14.8 million in marketable securities using proceeds from government grade commercial paper which were classified as cash equivalents at September 30, 1999. For the three months ended December 31, 1998, components of cash used in investing activities were $3.5 million in capital expenditures, as well as $34.7 million used for the Saturn acquisition.

Cash provided by financing activities was $13.9 million for the three months ended December 31, 1999, compared to $47.1 million for the three months ended December 31, 1998. The largest component of cash provided from financing activities for the three months ended December 31, 1999 and 1998, resulted from net borrowings from our parent, IPC, in the amount of $19.1 million and $45.2 million, respectively. Borrowings increased each period to fund losses from operations, debt service payments, costs associated with our initial public offering, and capital expenditures. In addition, borrowings increased during the quarter ended December 31, 1998, due to the funding of the Saturn acquisition.

Commitments, Capital Expenditures and Future Financing Requirements

As of December 31, 1999, we had capital lease commitments to certain telecommunications vendors totaling $22.9 million payable in various years through 2004 of which $6.4 million plus finance charges were due within one year.

Capital expenditures, funded through IPO proceeds and borrowings from IPC, were $10.5million for the three months ended December 31, 1999. In addition, we had notes in the aggregate amount of $15.6 million outstanding as of December 31, 1999 consisting of $8.6 million due to the former shareholders of Saturn and $7.0 million in connection with the strategic agreement entered into in September 1999. As of December 31, 1999, $11.4 million is payable within one year.

Installation of customer access nodes, acquisition of indefeasible rights of use and the buildout of our points of presence are expected to be our most significant capital expenditure items over the next 12 months. We expect to continue to acquire high capacity bandwidth to enhance our global network capabilities in North America, Europe and the Asia/Pacific region which would be accompanied by capital expenditures in the deployment of points of presence. We expect that our purchase of property and equipment will increase substantially from historic levels and that the net proceeds from the initial public offering, along with third party equipment financing arrangements, should be sufficient to meet our near term needs for property and equipment.

As of December 31, 1999, we had available cash and cash equivalents of $7.4 million and restricted cash of $21.1 million in connection with the strategic agreement and future payments for IRU's. We are currently generating operating losses and expect to continue to do so for the foreseeable future. Under the indenture for IPC's senior discount notes, the net proceeds from our initial public offering is limited in its use to fund our working capital needs. We believe that we will need additional working capital, along with the funding of our debt obligations, which consist of capital lease obligations, installment payments for indefeasible rights to use international cable systems, and payments on the notes to Saturn. Payments in connection with the strategic agreement installment note and payments for certain IRU's are made against the restricted cash balance. Under IPC's credit agreement and our inter-company agreement with IPC, there are some restrictions from seeking additional debt or equity financing other than debt financing from IPC for working capital and other operating costs. Accordingly we expect to continue to rely upon IPC to fund these requirements.

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

Year 2000 Update

Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact on our operations from the transition to the Year 2000, we cannot provide complete assurance that our operations have not been affected in a manner that is not yet apparent or that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers. However, we anticipate no Year 2000 problems that are reasonably likely to have a material adverse effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its outstanding debt and its investments in certain marketable securities. The interest rate for all outstanding debt is variable and therefore will fluctuate with market conditions. As a result, the Company is exposed to interest rate fluctuations, which could have a negative impact on our results of operations. Historically, interest rate fluctuations have not had a significant impact on our results of operations. We currently do not have an interest rate hedging program, however, we may implement a program to mitigate future fluctuations in interest rates. The Company's marketable securities consist of fixed income investments in the form of short-term commercial paper. The Company continually monitors its exposure to changes in interest rates from its marketable securities. Accordingly, the Company believes that the effects of changes in interest rates are limited, however, it is possible that the Company would be at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate, which could have a material affect on financial condition and results of operations.

                                  IXNET, INC.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Except for claims and lawsuits arising in the normal course of business, the Company and its subsidiaries are not involved in any pending material legal proceedings.


ITEM 2. CHANGES IN SECURITIES & USE OF PROCEEDS

The common stock of IXnet, Inc, has been traded on the NASDAQ National Market (NASDAQ Symbol: EXNT) since the completion of our initial public offering ("IPO") on August 12, 1999 (Registration Statement on Form S-1 No. 333-79079). Prior to that date, IPC owned 100% of the outstanding common stock. In connection with the IPO, IPC retained 43,100,000 restricted shares of common stock as of September 30, 1999. Furthermore, IPC issued 500,000 restricted shares of its common stock as part of the purchase price for a strategic agreement.

We sold 6,500,000 common shares through our IPO on August 12, 1999. On August 30, 1999, the over-allotment option was exercised and an additional 975,000 shares were sold. Total aggregate proceeds, net of underwriting commissions of approximately $7.6 million and offering expenses of approximately $2.5 million, were approximately $102 million. The net offering proceeds have the following intended uses:

     . Approximately $70 million has been invested in U.S. investment grade and government securities and approximately $4 million is held in cash equivalent accounts. These amounts will be used for continued deployment and expansion of our Extranet, as well as possible future acquisitions, strategic alliances or investments in property or assets used in our business.

     . Approximately $3 million has been spent and $7 million committed to a strategic agreement including the license of certain software products to enhance our network intelligence.

     . Approximately $3 million has been spent and $13 million committed to investments in IRU's and bandwidth capacity.

     . $21 million has been spent to fund investments in network telecommunications equipment in our continuing expansion of our network and build-out of our points of presence.

None of the payments indicated above were direct or indirect payments to entities that were (i) directors, officers or their associates, (ii) greater than 10% owners of any of our equity securities or (iii) our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of the Interim Report on Form 10-Q or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.       Description
-----------       -----------

            2.1 Agreement for the Sale/Purchase of the Issued Share Capital of Saturn Global Network Services Holdings Limited dated August 7, 1998 (as amended on December 18, 1998) among Marshalls 106 Limited, Marshalls Finance Limited, International Exchange Networks, Ltd. and IPC Information Systems, Inc. (incorporated by reference to Exhibit 2.1 to Form S-1, Registration No. 333-70979).

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

           10.8 Waiver letter, dated as of June 9, 1999, from David A. Walsh regarding provisions in the Amended and Restated Employment Agreement by and between David A. Walsh and International Exchange Networks, Ltd. (incorporated by reference to Exhibit
                  10.8 to Form S-1, Registration No. 333-79079).

           10.9 Amended and Restated Employment Agreement, dated as of December 18, 1997, between International Exchange Networks, Ltd. and Anthony M. Servidio (incorporated by reference to
                  Exhibit 10.11 to Form S-1, Registration No. 333-79079).

           10.10 Waiver letter, dated as of June 9, 1999, from Anthony Servidio regarding provisions in the Amended and Restated Employment Agreement between Anthony M. Servidio and International Exchange Networks, Ltd. (incorporated by reference to Exhibit
                  10.12 to Form S-1, Registration No. 333-79079).

           10.11 Employment Agreement, dated as of July 1, 1999, between International Exchange Networks, Ltd. and Gerald E. Starr (Incorporated by reference to exhibit 10.11 to form 10-K at September 30, 1999).

           10.12 Form of Employment Agreement for certain Senior Executives (Incorporated by reference to exhibit 10.12 to form 10-K at September 30, 1999).

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

           (b)    Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IXnet, Inc.




     Date:  February 14, 2000              /s/ James M. Demitrieus
                                           -----------------------
                                           Executive Vice-President and
                                           Chief Financial Officer