Form 10-Q
period 2000-03-31
IXNET INC
filed 2000-05-15
CIK 1086606

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

The number of shares of the Registrant's Common Stock outstanding as of April 30, 2000 was 51,148,867.

                                                               INDEX

                                                   PART I. FINANCIAL INFORMATION

                                                                                                                             Page
                                                                                                                             ----
Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheets at March 31, 2000 and September 30, 1999..........................................    1

              Consolidated and Combined Statements of Operations for the three and six months ended March 31, 2000 and 1999.    2

              Consolidated and Combined Statements of Cash Flows for the six months ended March 31, 2000 and 1999...........    3

              Notes to Consolidated and Combined Financial Statements.......................................................    4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    8

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.....................................................   16

                                                    PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................................   17

Item 2.       Changes in Securities and Use of Proceeds.....................................................................   17

Item 3.       Defaults Upon Senior Securities...............................................................................   17

Item 4.       Submission of Matters to a Vote of Security Holders...........................................................   17

Item 5.       Other Information.............................................................................................   17

Item 6        Exhibits and Reports on Form 8-K..............................................................................   18


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

                                  IXNET, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                    (In thousands, except per share amount)

                                                                 March 31,    September 30,
                                                                   2000          1999
                                                                   ----          ----
                        ASSETS
Current assets:
 Cash and cash equivalents..................................   $  6,583       $ 39,020
  Marketable securities.....................................         --         28,357
  Marketable securities, restricted.........................      3,000         20,435
  Accounts receivable, net..................................     26,374         17,824
 Prepaids and other current assets..........................      6,946          5,505
                                                               --------       --------
   Total current assets.....................................     42,903        111,141

Long term marketable securities, restricted.................         --          6,065
Property and equipment, net.................................    100,316         80,170
Goodwill, net...............................................     73,809         49,773
Other assets................................................        768            889
                                                               --------       --------
   Total assets.............................................   $217,796       $248,038
                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................  $  28,599      $  10,198
 Accrued liabilities........................................     30,938         22,445
 Current portion of capital leases..........................      6,727          5,636
 Current portion of notes payable...........................      8,744         14,502
                                                              ---------      ---------
   Total current liabilities................................     75,008         52,781

Note payable to parent......................................     65,851         52,122
Lease obligations, less current portion.....................     18,504         15,412
Notes payable, less current portion.........................      2,403          4,854
                                                              ---------      ---------
   Total liabilities........................................    161,766        125,169
                                                              ---------      ---------

Commitments and contingencies

Stockholders' equity:
 Common stock--$0.01 par value, authorized 100,000 shares;
   51,149 and 51,075 shares issued and outstanding at
    March 31, 2000 and September 30, 1999, respectively.....        511            511
 Paid-in capital............................................    256,337        249,080
 Accumulated deficit........................................   (180,524)      (109,176)
      Deferred compensation.................................    (18,548)       (16,797)
 Accumulated other comprehensive loss.......................     (1,746)          (749)
                                                              ---------      ---------
   Total stockholders' equity...............................     56,030        122,869
                                                              ---------      ---------
   Total liabilities and stockholders' equity...............  $ 217,796      $ 248,038
                                                              =========      =========



          See Notes to Consolidated and Combined Financial Statements

                                  IXNET, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (In thousands, except per share amounts)


                                                  Three Months Ended March 31,          Six Months Ended March 31,
                                                   -----------    -----------          -----------    -----------
                                                       2000           1999                 2000          1999
                                                   -----------    -----------          -----------    -----------
Revenue                                              $  29,017      $  19,859             $ 52,142      $ 32,611
Cost of revenue (exclusive of depreciation and
   amortization shown separately below)                 30,950         18,476               55,695        30,934
Sales and marketing expense                              7,931          2,786               13,736         4,878
General and administrative expense                       5,881          1,600               10,357         2,815
Depreciation and amortization                           10,157          5,586               18,368         9,508
Stock compensation charge                                1,236              -                2,599             -
Merger related costs                                    18,539              -               18,539             -
                                                   -----------    -----------          -----------    ----------
           Loss from operations                        (45,677)        (8,589)             (67,152)      (15,524)
Interest expense, net                                   (1,693)        (2,493)              (2,853)       (4,318)
Other income, net                                         (543)           (64)                (444)          (18)
                                                   -----------    -----------          -----------    ----------
           Loss before provision for income taxes      (47,913)       (11,146)             (70,449)      (19,860)
Provision for income taxes                                 587            134                  899           257
                                                   -----------    -----------          -----------    ----------
           Net loss                                   $(48,500)      $(11,280)            $(71,348)     $(20,117)
                                                   ===========    ===========          ===========    ==========

Basic and diluted loss per share                        $(0.95)        $(0.26)              $(1.40)       $(0.47)
                                                   ===========    ===========          ===========    ==========
Basic and diluted weighted average number of
          shares outstanding                            51,128         43,100               51,101        43,100
                                                   ===========    ===========          ===========    ==========



          See Notes to Consolidated and Combined Financial Statements.

                                  IXNET, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (In thousands)

                                                                               Six Months ended March 31,
                                                                               --------------------------

                                                                                    2000        1999
                                                                                    ----        ----

Cash flows from operating activities:
 Net loss.....................................................................   $(71,348)   $(20,117)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................     13,830       6,226
  Amortization of goodwill....................................................      4,538       3,282
  Bad debt and sales credit provision.........................................      3,671         529
  Stock compensation charges..................................................      2,599          --

  Changes in operating assets and liabilities:
   Trade receivables..........................................................    (11,707)     (2,016)
   Prepaids and other assets..................................................       (851)        701
   Accounts payable and accrued liabilities...................................     24,331        (212)
                                                                                 --------    --------
  Net cash used in operating activities.......................................    (34,937)    (11,607)
                                                                                 --------    --------
Cash flows from investing activities:
  Capital expenditures........................................................    (26,208)     (7,683)
  Acquisition of Saturn, net of cash acquired.................................         --     (34,713)
  Acquisition of Business Networks of New York (BNNY), net of cash
   acquired...................................................................    (23,571)         --
  Acquisition of Systems Programming & Network Computing, Inc. (SPNC), net of
   cash acquired .............................................................       (293)         --
  Net change in investment of marketable securities...........................     52,453          --
                                                                                 --------    --------
   Net cash provided (used by) investing activities...........................      2,381     (42,396)
                                                                                 --------    --------
Cash flows from financing activities:
  Cash financing from parent, net.............................................     11,956      54,893
  Principal payments on capital leases........................................     (3,024)     (2,152)
  Issuance of note in connection with SPNC
   acquisition................................................................        100          --
  Capital transactions with parent............................................        587       5,254
  Repayment of notes payable..................................................     (8,503)       (555)
                                                                                 --------    --------
  Net cash provided by financing activities...................................      1,116      57,440
                                                                                 --------    --------
Effect of exchange rate changes on cash.......................................       (997)       (631)
                                                                                 --------    --------
Net (decrease)/increase in cash...............................................    (32,437)      2,806
Cash and cash equivalents, beginning of period................................     39,020       1,255
                                                                                 --------    --------
Cash and cash equivalents, end of period......................................   $  6,583    $  4,061
                                                                                 ========    ========

Non-cash investing and financing activities-
  Capital lease obligations entered into during the period....................   $  7,207    $  5,345
  Deferred compensation in connection with grants of stock options............      4,416    --------



          See Notes to Consolidated and Combined Financial Statements.

                                  IXNET, INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Background and Basis of Presentation


IXnet, Inc. ("IXnet" or the "Company") provides communications services tailored to the specialized needs of the worldwide financial services community. The Company has built and operates an Extranet, a global network connecting members of the financial services community as well as multiple offices within the same firm. The Company provides global services including managed voice and data services, switched voice communications and content hosting and distribution of news, research, analytics and market data.

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

On February 22, 2000, the Company, IPC and IPC Communications, Inc. entered into a merger agreement with Global Crossing, Ltd. (the "Merger"). The Merger was approved by a majority of the Company's and IPC's stockholders. Under the terms of the Merger agreement, at the closing, Company stockholders will be entitled to receive 1.184 shares of Global Crossing common stock for each share of Company common stock and IPC stockholders will be entitled to receive 5.417 shares of Global Crossing common stock for each share of IPC common stock. The Merger is expected to be completed by the end of the Company's third fiscal quarter. For the three and six months ended March 31, 2000, the Company recorded costs of $18.5 million related to the Merger. These costs primarily included investment banker fees, legal fees, other professional fees, and other direct costs.

The financial statements as of and for the three and six months ended March 31, 2000, and as of September 30, 1999, include the accounts of IXnet and its consolidated subsidiaries. The financial statements for the three and six months ended March 31, 1999, combine the historical financial information of IEXN and its consolidated subsidiaries with the historical financial information of MXNet. Intercompany balances and transactions between IEXN and MXNet have been eliminated. Additionally, the financial statements present the issued and outstanding shares of IXnet as if they had been in place for the quarter ended March 31, 1999. The financial statements include certain corporate expenses incurred by IPC that have been charged to the Company. Management believes these allocations are reasonable.

In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate inter-company elimination adjustments) for a fair presentation of the financial position of IXnet, Inc. as of March 31, 2000, and the results of its operations for the three and six months ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles, commonly referred to as GAAP, for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with IXnet's Annual Report on Form 10-K for the year ended September 30, 1999.

                                  IXNET, INC.

                                  (UNAUDITED)

2.  Summary of Significant Accounting Policies


Accounts Receivable

Accounts receivable relate to the billing of communication services and are net of allowance for doubtful accounts and sales credit provision of $2.9 million and $2.1 million as of March 31, 2000 and September 30, 1999, respectively.

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

3.  Comprehensive Loss

Comprehensive loss includes the Company's net loss and foreign currency translation adjustments. The tax effect and reclassifications are not
significant.   The Company's total comprehensive loss for the six months ended
March 31, 2000 and 1999 was as follows (in thousands):

                                                                            Six Months Ended March 31,
                                                                          ------------------------------
                                                                          2000                      1999
                                                                          ----                      ----
               Net loss                                                  $(71,348)                 $(20,117)
               Translation adjustment                                        (997)                     (923)
                                                                   ------------------      --------------------
               Total comprehensive loss                                  $(72,345)                 $(21,040)
                                                                   ==================      ====================


4.  Acquisitions and Strategic Agreement


Saturn Global Network Services Holdings Ltd.

On December 18, 1998, the Company acquired all of the issued and outstanding common shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls"). The purchase price included the payment of cash in the amount of $35.7 million (paid by the Company through borrowings from IPC) and the issuance by the Company of a promissory note, guaranteed by IPC, in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years (the "Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $5 million payable over 24 months with interest at 9.25% (the "Saturn Note"). Under this agreement, the Marshalls note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction of $2 million.

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

                                  IXNET, INC.

                                  (UNAUDITED)

Strategic Agreement

On September 24, 1999, IXnet entered into a strategic agreement (the "Strategic Agreement"), including the licensing of certain software products to enhance the intelligence of its network for a purchase price of $20.0 million consisting of $10.0 million in cash financed from the proceeds from IXnet's IPO and 500,000 shares of IXnet restricted common stock valued at an average closing price prior to the agreement date. The Strategic Agreement is designed to enhance IXnet's network capabilities with embedded intelligence, delivering financial enterprise integration, subject-based addressing, trading turret integration and application management.

Business Networks of New York, Inc.

Effective January 1, 2000, IXnet acquired all of the issued and outstanding common shares of Business Networks of New York, Inc. ("BNNY"). BNNY is a leader in providing voice and data services to the financial community, primarily in the New York Metropolitan Area. The $26.5 million purchase price consisted of $24.5 million in cash and 45,707 shares of IXnet common stock. The acquisition was accounted for using the purchase method of accounting and resulted in $27.3 million of goodwill, which will be amortized over a 10 year period from the date of the acquisition.

Systems Programming & Network Computing, Inc.

On January 25, 2000, IXnet acquired all of the issued and outstanding common shares of Systems Programming & Network Computing, Inc. ("SPNC"). SPNC is a leader in providing and integrating sophisticated multi-system, multi-platform applications for the financial services community. The purchase price was approximately $1.5 million and consisted of $300,000 in cash, a $100,000 promissory note issued by the Company and 6,080 shares of IXnet common stock. The acquisition was accounted for using the purchase method of accounting and resulted in $111,000 of goodwill, which will be amortized over a 5 year period from the date of the acquisition.

5.  Stock Compensation Charge

In May 1999, IXnet recorded $26.4 million in non-cash deferred stock compensation reflecting the issuance by the Company of options to purchase 6,530,184 shares of common stock of IXnet at $13.96 per share. The deferred stock compensation is based upon the deemed fair market value of IXnet's common stock and the exercise price of such options issued on the date of grant. The Company recorded an additional $2.1 million of non-cash deferred stock compensation during the quarter and $4.4 during the six months ended March 31, 2000, which represents the charge for the issuance of options in May 1999 that are treated as variable options for accounting purposes. Stock compensation expense for the three and six months ended March 31, 2000 is $1.2 million and $2.6 million respectively. The remaining deferred compensation will be amortized over the remaining vesting period of the options. In addition, certain of these options may be treated as variable options and may result in additional compensation expense in future periods.

6.  Property and Equipment

Property and equipment is comprised of the following (in thousands):

                                                                        March 31,       September 30,
                                                     Useful Lives         2000             1999
                                                     ------------         ----             ----

Network equipment.................................   2 to 5 years       $ 56,179         $39,700
Network equipment under capital leases............        5 years         35,844          28,637
Indefeasible rights of use........................       IRU term         10,760           6,571
Network software..................................        3 years         24,546          21,485
Office equipment and furniture....................        5 years          7,964           6,227
Leasehold improvements............................     Lease term          3,827           2,524
                                                                        --------         -------

 Total depreciable property and equipment.........                       139,120         105,144
 Less accumulated depreciation and amortization...                       (38,804)        (24,974)
                                                                        --------         -------

                                                                        $100,316        $ 80,170
                                                                        ========        ========

                                  IXNET, INC.

                                  (UNAUDITED)


Accumulated depreciation of network equipment under capital leases at March 31, 2000 and September 30, 1999, was $13.9 million and $10.8 million, respectively.


7.  Disclosures about Segments of an Enterprise and Related Information

The Company is focused on providing a seamless global network providing a variety of voice, data, and content distribution services which has been specifically designed to meet the specialized requirements of the financial services industry. All of our revenue is derived from our global network. All operating expenses and assets of the Company are combined and reviewed by the chief operating decision makers on an enterprise wide-basis, resulting in no additional discrete reportable segment information.

Our network connects customers in 38 countries around the world and we have major offices in New York, London and Sydney from which we coordinate our sales and marketing, finance and administrative functions in North America, Europe and
the Asia Pacific countries.   We refer to these areas as regions.  All of our
products and services are similar in each of the regions. We specifically address the needs of the financial services industry and therefore the types and class of customers for all products and services in each of the regions are similar. The methods of providing services on our global network are similar.

Enterprise wide information is provided in accordance with SFAS 131
"Disclosures about Segments of an Enterprise and Related Information". Geographic sales information is based on the currency in which the customer is billed. Long-lived asset information is based on the physical location of the assets. The following is revenue and long-lived asset information for geographic areas (in thousands):

                                         Six Months ended March 31,
                                        ----------------------------

                                        2000                   1999
                                        ----                   ----

                                           Long-Lived             Long-Lived
                                 Revenue     Assets     Revenue     Assets
                                 -------     ------     -------     ------
North America...............     $29,736    $112,844    $18,046    $ 40,467
Europe......................      12,628      57,652     10,011      59,909
Asia/Pacific................       9,778       4,397      4,554       2,192
                                 -------    --------    -------    --------
                                 $52,142    $174,893    $32,611    $102,568
                                 =======    ========    =======    ========

For the six months ended March 31, 2000, revenue from the United States, United Kingdom, and Australia represented 57.0%, 23.4%, and 9.8% of total revenue, respectively. For the six months ended March 31, 1999, revenue from the United States and the United Kingdom represented 54.0% and 28.0% of total revenue, respectively.

As of March 31, 2000, long-lived assets located with the United States and the United Kingdom represented 64.5% and 31.8% of total long-lived assets, respectively. As of March 31, 1999, long-lived assets located within the United States and the United Kingdom represented 39.5% and 58.3% of total long-lived assets, respectively.

For the six months ended March 31, 2000, no individual customer represented more than 10% of total revenue. For the six months ended March 31, 1999, two customers accounted for 14.4% and 11.5% of total revenue.

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

The Company provides a variety of voice, data, and content distribution services which has been specifically designed to meet the specialized requirements of the
financial services industry.   All of our revenue is derived from our global
network.

In 1995, we began building our Extranet and offering voice and data services. We funded the initial construction of our Extranet, including capital expenditures and working capital, through inter-company investments and loans provided by our parent, IPC. Our Extranet connects over 600 customers in 38 countries in financial centers around the world, including New York, Chicago, Los Angeles, London, Frankfurt, Paris, Zurich, Hong Kong, Tokyo, Sydney and Singapore.

We provide services to meet the specialized needs of the financial services community, including managed voice and data services, virtual private network services and fully outsourced network solutions. In addition, we aggregate, host and distribute financial content, such as news, research, analytics and market data, for information service providers.

We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of March 31, 2000, we had an accumulated deficit of approximately $180.5 million. We expect to substantially increase our expenditures and operating expenses as we continue the buildout of our Extranet. We expect to incur substantial operating losses, net losses, and negative cash flow during the network buildout and as we penetrate new markets for the foreseeable future.

On August 12, 1999, the Company completed its initial public offering ("IPO") of 6,500,000 shares at price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share.

Total proceeds received by the Company net of commissions and expenses were approximately $102.1 million. The proceeds of the IPO were to be used to finance the continued expansion of our network and for acquisitions, strategic alliances, and investments in IXnet's business. See "Changes in Securities and Use of Proceeds" on page 18 for a breakdown as to how the proceeds have been used.

On February 22, 2000, the Company, IPC Information Systems, Inc., IPC Communications, Inc. entered into a merger agreement with Global Crossing, Ltd. (the "Merger"). The Merger was approved by a majority of the Company's and IPC's stockholders. Under the terms of the Merger agreement, at the closing, (1) Company stockholders will be entitled to receive 1.184 shares of Global Crossing common stock for each share of Company common stock and IPC stockholders will be entitled to receive 5.417 shares of Global Crossing common stock for each share of IPC common stock. For the three and six months ended March 31, 2000, the Company recorded costs of $18.5 million related to the Merger with Global Crossing Ltd. These costs primarily included investment banker fees, legal fees, other professional fees, and other direct costs. The Merger is expected to be completed by the end of the Company's third fiscal quarter.

As of March 31, 2000, IXnet had 51,148,867 shares of common stock outstanding, of which 43,100,000 shares are owned by IPC.

Components of Revenues

We offer a full range of services to meet the needs of our customers, including the following voice and data communications services:

   .  Premium voice--dedicated private voice lines;

   .  Managed bandwidth--fully managed dedicated bandwidth facilities;

   .  Outsourcing--end-to-end management of communications networks;

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

In connection with this issuance of stock options, we have recorded deferred compensation in the aggregate amount of approximately $26 million, based upon the deemed fair market value of our common stock at the date of grant. The Company recorded an additional $2.1 million and $4.4 million, respectively, of non-cash deferred stock compensation for the three and six months ended March 31, 2000, which represents the charge for the issuance of options in May 1999 that are treated as variable options for accounting purposes. Furthermore, for the three and six months period ended March 31, 2000, the Company recorded $1.2 million and $2.6 million of expense. The remaining deferred compensation will be amortized over the remaining vesting period of the options. In addition, certain of these options are treated as variable options and may result in additional deferred compensation expense in future periods as the value of our shares changes over the vesting period.



Results of Operations

Comparison of the three month period ended March 31, 2000 to the three month period ended March 31, 1999

Revenue. Revenue was $29.0 million for the three months ended March 31, 2000, an increase of $9.1 million, or 45.7%, from $19.9 million for the three months ended March 31, 1999. This increase is from the Saturn and BNNY acquisitions and growth in our overall customer base.

Cost of revenue. Cost of revenue was $31.0 million for the three months ended March 31, 2000, an increase of $12.5 million, or 67.6%, from $18.5 million for the three month ended March 31, 1999. Of this increase, approximately $3.4 million relates to carrier costs from BNNY which was acquired in January 2000. The balance of the increase was primarily due to increased leased circuit costs and, to a lesser extent, the increase in operations personnel. Leased circuit costs increased due to the expansion of our points of presence, increased engineering support and the build out of the network ahead of revenue growth.

Sales and marketing expense. Sales and marketing expense was $7.9 million for the three months ended March 31, 2000, an increase of $5.1 million, or 182.1%, from $2.8 million for the three months ended March 31, 1999. This increase was primarily due to the growth in our sales force including the addition of BNNY sales personnel, related support personnel, consulting fees, advertising, and the product marketing program.

General and administrative expense. General and administrative expense was $5.9 million for the three months ended March 31, 2000, an increase of $4.3 million, or 268.8%, from $1.6 million for the three months ended March 31, 1999. This increase was primarily due to an increase in personnel costs, higher occupancy fees and higher professional fees as we build and expand in European and Asia/Pacific Markets.

Depreciation and amortization. Depreciation and amortization was $10.2 million for the three months ended March 31, 2000, an increase of $4.6 million, or 82.1%, from $5.6 million for the three months ended March 31, 1999. This increase was primarily due to the increase in property and equipment in connection with the expansion of our network and includes the amortization of our TIBCO software license, and amortization of goodwill of $700,000 associated with the BNNY acquisition.

Stock compensation charge. The Company recognized approximately $1.2 million in stock compensation expense during the three month period ended March 31, 2000, compared to zero stock compensation expense for three months ended March 31, 1999. The change relates to stock options issued in connection with the initial public offering. The deferred compensation balance in equity, $18.6 million, will be amortized over the remaining vesting period of the options.

Merger related costs. Merger related costs were $18.5 million for the three months ended March 31, 2000, a 100% increase over the prior period. These costs, incurred in connection with the merger with Global Crossing Ltd, primarily include investment banker fees, legal fees, other professional fees, and other direct costs.

Interest expense, net. Interest expense, net was $1.7 million for the three months ended March 31, 2000, a decrease of $800 thousand, or 32%, from $2.5 million for the three months ended March 31, 1999. This decrease was primarily due to an offset of interest expense by higher interest income resulting from
the investment of the IPO proceeds in short-term marketable securities.   We
expect interest expense to increase in future periods as we use the proceeds of the offering for acquisition and expansion of the network and increase our borrowings from IPC and our capital lease obligations.

Provision for income taxes. The provision for income taxes consisted of primarily foreign taxes in 1999 and 1998. The Company is included in the IPC consolidated tax return and the benefits of the NOL's realized on the consolidated return are recorded as capital contributions.


Comparison of the six month period ended March 31, 2000 to the six month period ended March 31, 1999

Revenue. Revenue was $52.1 million for the six months ended March 31, 2000, an increase of $19.5 million, or 59.8%, from $32.6 million for the six months ended March 31, 1999. This increase related to revenues from the Saturn and BNNY acquisitions and increased revenue from the growth in our overall customer base.

Cost of revenue. Cost of revenue was $55.7 million for the six months ended March 31, 2000, an increase of $24.8 million, or 80.3%, from $30.9 million for the six month ended March 31, 1999. This increase primarily relates to increased carrier costs from the Saturn and BNNY acquisitions. The balance of this increase was primarily due to increased leased circuit costs and, to a lesser extent, the increase in operations personnel. Leased circuit costs increased due to the expansion of our points of presence, increased engineering support and the build out of the network ahead of revenue growth.

Sales and marketing expense. Sales and marketing expense was $13.7 million for the six months ended March 31, 2000, an increase of $8.8 million, or 179.6%, from $4.9 million for the six months ended March 31, 1999. This increase was primarily due to the growth in our sales force including the addition of Saturn and BNNY sales personnel, related support personnel, consulting fees, advertising, and product marketing program.

General and administrative expense. General and administrative expense was $10.4 million for the six months ended March 31, 2000, an increase of $7.6 million, or 271.4%, from $2.8 million for the six months ended March 31, 1999. This increase was primarily due to an increase in personnel costs resulting from the Saturn and BNNY acquisitions, higher occupancy fees and professional fees and continued growth as we build and expand in European and Asia/Pacific Markets.

Depreciation and amortization. Depreciation and amortization was $18.4 million for the six months ended March 31, 2000, an increase of $8.9 million, or 93.7%, from $9.5 million for the six months ended March 31, 1999. This increase was primarily due to the increase in property and equipment in connection with the expansion of our network and includes the amortization of our TIBCO software license, $1.0 million of amortization of goodwill associated with the Saturn acquisition as well as $700,000 of amortization of goodwill associated with the BNNY acquisition

Stock compensation charge. The Company recognized approximately $2.6 million in stock compensation expense during the six month period ended March 31, 2000 related to stock options issued in connection with the initial public offering. The deferred compensation balance in equity, $18.6 million, will be amortized over the remaining vesting period of the options.

Merger related costs. Merger related costs were $18.5 million for the six months ended March 31, 2000, a 100% increase over the prior period. These costs, incurred in connection with Global Crossing merger primarily include investment banker fees, legal fees, other professional fees, and other direct costs.

Interest expense, net. Interest expense, net was $2.9 million for the six months ended March 31, 2000, a decrease of $1.4 million, or 32.6%, from $4.3 million for the six months ended March 31, 1999. This decrease was primarily due to an offset of interest expense by higher interest income resulting from the investment of the IPO proceeds in short-term marketable securities. We expect interest expense to increase in future periods as we use the proceeds of the offering for acquisition and expansion of the network and increase our borrowings from IPC and our capital lease obligations.

Provision for income taxes. The provision for income taxes consisted of primarily foreign taxes in 1999 and 1998. The Company is included in the IPC consolidated tax return and the benefits of the NOL's realized on the consolidated return are recorded as capital contributions.


Liquidity and Capital Resources

Since the commencement of our operations in 1995, we have relied primarily on IPC to fund our operating cash requirements, property and equipment expenditures, debt service payments and acquisitions. We have also obtained financing for certain of our network equipment, which is either guaranteed by IPC and/or partially supported by letters of credit issued under IPC's credit agreement. In addition, we obtained certain seller financing for the Saturn acquisition, which has been guaranteed by IPC. From inception to March 31, 2000, the aggregate net amount of intercompany funding, exclusive of guarantees and letters of credit, was approximately $138.9 million, of which $73.0 million was contributed to equity effective March 31, 1999.

On August 12, 1999 we completed our initial public offering of 6,500,000 shares at a price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share. Total proceeds received by IXnet net of commissions and expenses were approximately $102.1 million. The proceeds of the initial public offering are to be used to finance the continued expansion of IXnet's network and for possible acquisitions, strategic alliances, or investments in IXnet's business. See "Changes in Securities and Use of Proceeds" on page 18 for a breakdown as to how the proceeds have been used.

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

The intercompany agreement provides that the letters of credit or guarantees provided by IPC which were outstanding on July 1, 1999 of $5.75 million shall continue in full force and effect on their same terms and conditions until their expiration. Loans from IPC and letters of credit procured by IPC which were outstanding on July 1, 1999 do not reduce the amounts available to us under the intercompany agreement.

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

Cash Flows

Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, particularly accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. During the six months ended March 31, 2000 and 1999, our net losses were the primary component of net cash used in operating activities, offset by significant non-cash depreciation and amortization expenses. Net cash used in operating activities was $34.9 million for the six months ended March 31, 2000, as compared to $11.6 million for the six months ended March 31, 1999.

Cash provided by investing activities was $2.4 million for the six months ended March 31, 2000, compared to cash used of 42.4 million for the same period ended March 31, 1999. Cash provided by investing activities during the six month period ended March 31, 2000, resulted from $26.2 million used for capital expenditures and $23.6 million used for the acquisition of BNNY, as well as a net decrease of $52.5 million in marketable securities which were used for the build out of our network as well as other expansion activities. For the six months ended March 31, 1999, components of cash used in investing activities were $7.7 million in capital expenditures, as well as $34.7 million used for the Saturn acquisition.

Cash provided by financing activities was $1.1 million for the six months ended March 31, 2000, compared to $57.4 million for the three months ended March 31, 1999. The largest component of cash provided from financing activities for the six months ended March 31, 2000 and 1999, resulted from net borrowings from our parent, IPC, in the amount of $12.0 million and $54.9 million, respectively. The higher borrowings was due to funding for the Saturn acquisition, losses from operations, debt service payments, costs associated with our initial public offering, and capital expenditures.

Commitments, Capital Expenditures and Future Financing Requirements

Capital expenditures, funded through IPO proceeds and borrowings from IPC, were $26.2 million for the six months ended March 31, 2000. As of March 31, 2000, we had capital lease commitments to certain telecommunications vendors totaling $25.2 million payable in various years through 2004 of which $6.7 million plus finance charges were due within one year.

Notes in the aggregate amount of $11.1 million were outstanding as of March 31, 2000 consisting of $8.0 million due to the former shareholders of Saturn and $3.0 million in connection with the strategic agreement entered into in September 1999. As of March 31, 2000, $8.7 million is payable within one year.

Installation of customer access nodes, acquisition of indefeasible rights of use and the buildout of our points of presence are expected to be our most significant capital expenditure items over the next 12 months. We expect to continue to acquire high capacity bandwidth to enhance our global network capabilities in North America, Europe and the Asia/Pacific region which would be accompanied by capital expenditures in the deployment of points of presence. We expect that our purchase of property and equipment will increase substantially from historic levels and that the net proceeds from the initial public offering, along with third party equipment financing arrangements, should be sufficient to meet our near term needs for property and equipment for the next 12 months.

As of March 31, 2000, we had available cash and cash equivalents of $6.6 million and restricted cash of $3.0 million in connection with the strategic agreement. We are currently generating operating losses and expect to continue to do so for the foreseeable future. Under the indenture for IPC's senior discount notes, the net proceeds from our initial public offering is limited in its use to fund our working capital needs. We believe that we will need additional working capital, along with the funding of our debt obligations, which consist of capital lease obligations, installment payments for indefeasible rights to use international cable systems, and payments on the notes to Saturn. Payments in connection with the strategic agreement installment note and payments for certain IRU's are made against the restricted cash balance. Under IPC's credit agreement and our inter-company agreement with IPC, there are some restrictions from seeking additional debt or equity financing other than debt financing from IPC for working capital and other operating costs. Accordingly we expect to continue to rely upon IPC to fund these requirements.

We have purchased or committed to purchase interests in or indefeasible rights to use international cable systems on projects such as TAT12/13, TAT14, Gemini, GTS, CANTAT3, Germany-U.K.6, TPC-5, Japan-U.S., NTL and Sirius. Further, we expect to continue to enter into commitments to purchase similar interests and rights in the future.

Other Possible Strategic Relationships and Acquisitions

We intend to make strategic acquisitions as appropriate opportunities arise to expand our service offerings, expand our Extranet and/or increase our customer base. See "Overview" located in the beginning of this section.

Foreign Exchange Rate Risk

We conduct our business in more than 38 countries, and transactions from these foreign operations are denominated in local currencies. With respect to these foreign operations, we are exposed to foreign currency fluctuations for our net working capital positions. Foreign currency fluctuations historically have not had a significant impact on our revenues or operating results. We currently do not have a foreign exchange hedging program; however, we may implement a program to mitigate foreign currency transaction risk in the future. Although our foreign operations are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on our results of operations or liquidity. A significant and growing portion of our business is from our international operations, and changes in the global economy, foreign tax laws, international business practices and currency exchange rates could adversely affect our business.

On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material effect on the Company's business or financial condition.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB
101").   SAB 101 summarizes certain of the SEC's views in applying generally accepted  accounting  principles  to revenue recognition in financial
statements.   SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.


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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rate Risk

We conduct our business in approximately 38 countries, and transactions from these foreign operations are denominated in local currencies. With respect to these foreign operations, we are exposed to foreign currency fluctuations for our net working capital positions. Foreign currency fluctuations historically have not had a significant impact on our revenues or operating results. We currently do not have a foreign currency exchange hedging program; however, we may implement a program to mitigate foreign currency transaction risk in the future. Although our foreign operations are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on our results of operations or liquidity. A significant and growing portion of our business is from our international operations, and changes in the global economy, foreign tax laws, international business practices and currency exchange rates could adversely affect our business.

On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material effect on the Company's business or financial condition.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its outstanding debt and its investments in certain marketable securities. The interest rate for all outstanding debt is variable and therefore will fluctuate with market conditions. As a result, the Company is exposed to interest rate fluctuations, which could have a negative impact on our results of operations. We currently do not have an interest rate hedging program; however, we may implement a program to mitigate future fluctuations in interest rates. The Company's marketable securities consist of fixed income investments in the form of short-term commercial paper. The Company continually monitors its exposure to changes in interest rates from its marketable securities. Accordingly, the Company believes that the effects of changes in interest rates are limited, however, it is possible that the Company would be at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate, which could have a material affect on financial condition and results of operations.

                                  IXNET, INC.

                          PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

From February 20, 2000 to March 8, 2000, three lawsuits purporting to be class actions were filed in the Delaware Chancery Court against the Company, IPC and the individual directors of the Company and IPC. The complaints, captioned Weinbtraub v. Smith, et al., Blisko v. Smith, et al., and Koening v. Smith, et al., allege that the defendants breached their fiduciary duties to the Company's minority shareholders in connection with the Merger. The plaintiffs allege, among other things, that when measured in percentage terms, the Company's minority shareholders will receive a lower premium for their shares than IPC shareholders. The plaintiffs seek an injunction, money damages, costs and attorneys' fees. The Company believes that these actions are entirely without merit and intends to contest them vigorously.


ITEM 2.     CHANGES IN SECURITIES & USE OF PROCEEDS

The common stock of IXnet, Inc, has been traded on the NASDAQ National Market (NASDAQ Symbol: EXNT) since the completion of our initial public offering ("IPO") on August 12, 1999 (Registration Statement on Form S-1 No. 333-79079). Prior to that date, IPC owned 100% of the outstanding common stock. In connection with the IPO, IPC retained 43,100,000 restricted shares of common stock. Furthermore, IXnet issued 500,000 restricted shares of its common stock as part of the purchase price for a strategic agreement.

We sold 6,500,000 common shares through our IPO on August 12, 1999. On August 30, 1999, the over-allotment option was exercised and an additional 975,000 shares were sold. Total aggregate proceeds, net of underwriting commissions of approximately $7.6 million and offering expenses of approximately $2.5 million, were approximately $102 million. The net offering proceeds have the following intended uses:

        . Approximately $3 million has been invested in U.S. investment grade and government securities and approximately $.3 million is held in cash equivalent accounts. These amounts will be used for the remaining $3 million committed to a strategic agreement, as mentioned below, as well as continued deployment and expansion of our Extranet, or investments in property or assets used in our business.

        . Approximately $7 million has been spent and $3 million committed to a strategic agreement including the license of certain software products to enhance our network intelligence.

        . Approximately $3 million has been invested in IRU's and bandwidth capacity.

        . Approximately $88.7 million has been spent to fund investments in network telecommunications equipment in our continuing expansion of our network and build-out of our points of presence.

None of the payments indicated above were direct or indirect payments to entities that were (i) directors, officers or their associates, (ii) greater than 10% owners of any of our equity securities or (iii) our affiliates.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on March 2, 2000, the following proposals were adopted: 1) the election of nine directors to hold office until the next Annual Meeting; 2) the approval of an amendment to increase by 2,000,000 the shares reserved for the IXnet, Inc. 1999 Stock Option Plan; and 3) the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditor of the Company for the fiscal year ending September 30, 2000.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.   Description
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

       2.5 Agreement and plan of merger, dated as of February 22, 2000, among Global Crossing Ltd., Georgia Merger Sub Corporation,
              IPC Communications, Inc., IPC Information Systems, Inc., Idaho Merger Sub Corporation and IXnet, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 6, 2000).

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

     21.1     Subsidiaries of IXnet, Inc. (incorporated by reference to
              Exhibit 21.1 to Form S-1, Registration No. 333-79079).

     27.1 Financial Data Schedule (filed only electronically with Securities and Exchange Commission)

(b) Form 8-K
    --------

On March 6, 2000, the Company filed Form 8-K in connection with the merger with Global Crossing, Ltd. The filing included the merger agreement, as well as a joint press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IXnet, Inc.




     Date:  May 15, 2000        /s/ Timothy Whelan
                                ----------------------
                                Vice-President, Finance